Form 10-Q
period 1996-03-31
EAGLE BANCGROUP INC
filed 1996-06-11
CIK 1010856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 1996
Commission File Number: 000-20739

EAGLE BANCGROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)
37-1353957
(IRS Employer Identification No.)

301 Fairway Drive, Bloomington, IL 61701
(309) 663-6345
(Address, including zip code, and telephone number, including area code, of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
YES  XX        NO ___

As of June 10, 1996, there were no shares of the Registrant's
Common Stock, par value $.01 per share, outstanding.


PART I--FINANCIAL INFORMATION
Item 1. Financial Statements.

Eagle BancGroup, Inc.
Consolidated Statement of Condition
(amounts in thousands)

                                 Mar 31, 1996   Dec 31, 1995
ASSETS
Cash on hand & in other inst         1,108          1,047
Fed funds sold & overnight dep         818          2,853
Investment securities               13,648         11,810
Mortgage backed securities          41,059         41,376
Loans receivable, net               89,676         88,786
Real estate owned                      644            644
Premises and equipment               3,047          3,112
Other assets                         1,806          1,346
  Total Assets                     151,806        150,974

LIABILITIES AND EQUITY
Deposits                           139,426        138,396
FHLB advances                            0              0
Other borrowed funds                     0              0
Other liabilities                    1,144          1,063
  Total Liabilities                140,570        139,459

Retained Earnings                   11,236         11,515
  Total Liabilities and Equity     151,806        150,974

See accompanying notes.


Eagle BancGroup, Inc.
Consolidated Statement of Income
(amounts in thousands)

                                For the Three Months Ended March 31,
                                      1996           1995
Interest income:
  Interest and fees on loans         1,760          1,650
  Interest on investment sec &
    temporary investments              221            195
   Interest on mtg-backed sec          617            495
Total Interest Income                2,598          2,340

Interest expense:
  Interest on deposits:
    Passbook                           137            119
    MMDA and NOW                        46             47
    Certificates of deposit          1,719          1,398
  Interest on borrowings                 0             74
Total Interest Expense               1,902          1,638

Net Interest Income                    696            702

Provision for loan losses               15             15

Net Int Inc After Prov for
   Loan Losses                         681            687

Non-interest income:
   Gains on loans sold                  38              3
   Other                                75             93
Total Non-Interest Income              113             96

Non-interest expense
   Salaries and employee ben           377            404
   Net occupancy expense               137            134
   Federal deposit ins prem             89             79
   Data processing expense              66             57
   Other                               174             14
Total Non-Interest Expense             843            688

Income(Loss) Bef Fed Inc Tax           (49)            95
Federal inc tax ben (exp)               15            (30)
Net Income (Loss)                      (34)            65

See accompanying notes.


Eagle BancGroup, Inc
Consolidated Statement of Cash Flows
(amounts in thousands)

                                For the Three Months Ended March 31,
                                      1996           1995
Operating activities:
Net (loss) income                      (34)            65
Adjustments to reconcile net
  (loss)income to net cash
  provided by oper activities:
    Provision for loan loss             15             15
    Provision for depreciation          75            119
    Amort of prem/disc on
      investment securities             20             28
    Net (gain)loss on sale
      of securities                      5              0
    Purchase of FHLB stock             (35)             0
    Proceeds from sale of mtg
      loans originated-for-sale      3,558            306
    Loans rec originated-for-sale   (4,973)          (253)
    Decrease in accrued int rec         58             25
    Inc(dec) in accrued int pay          5            (10)
    Increase in other assets          (333)          (101)
    Increase in other liab              82             93
Net cash (used) provided by
  operating activities              (1,557)           287

Investing activities:
Proceeds from sale of inv sec        3,011             10
Purchases of investment sec         (4,984)             0
Purchases of mtg-backed sec         (2,845)             0
Proceeds from sale of mtg-bkd
  securities                         1,500              0
Principal coll on mtg-bkd sec        1,395            631
Principal coll on loans rec          8,939          3,993
Loans receivable originated         (8,448)        (7,374)
Purchases of prem and equip            (10)           (36)
Net cash used by investing
  activities                        (1,442)        (2,776)

Financing activities:
Net change in savings, demand
   and NOW accounts                  1,325            397
Net change in certificate accts       (300)        11,072
Net change in short-term borr            0         (7,936)
Net cash provided by
  financing activities               1,025          3,533

Net (dec)inc in cash and
  cash equivalents                  (1,974)         1,044
Cash and cash equivalents at
  beginning of period                3,900          2,703
Cash and cash equivalents at
  end of period                      1,926          3,747

See accompanying notes.


Eagle BancGroup, Inc.
Notes to Consolidated Financial Statements

1. Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and therefore do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported, consisting only of normal recurring adjustments, have been included in the accompanying consolidated financial statements.

2. Conversion

Under a Plan of Conversion (the 'Plan') adopted by the Board of Directors of First Federal Savings and Loan Association of Bloomington ('First Federal') on November 21, 1995, First Federal is simultaneously converting from a federally-chartered mutual savings association to a federally-chartered capital stock savings association and issuing its common stock to Eagle BancGroup, Inc., the 'Holding Company'. The Plan was amended and restated on February 13, 1996, March 12, 1996 and April 29, 1996. The Holding Company is simultaneously offering for sale Common Stock of the Holding Company in a subscription and community offering expected to conclude in June, 1996. A Prospectus dated May 13, 1996 details the subscription and community offering. The charter conversion, the issuance of First Federal stock to the Holding Company and the offer for sale of Holding Company stock is referred to as the 'Conversion'.

Separate financial statements of the Holding Company have not been included because it will not engage in material transactions until after the Conversion. The Holding Company, which has been inactive to date, has no significant assets, liabilities, revenues, expenses or contingent liabilities.

3. SFAS 122

Statement of Financial Accounting Standards No. 122, 'Accounting for Mortgage Servicing Rights' was adopted as of January 1, 1996 resulting in the recognition of a servicing asset related to loans sold of $21,000 in the first quarter of 1996. No adjustment to 1995 results was made as the statement was not retroactively adopted.

4. Earnings Per Share and Dividends

The Company has yet to issue stock pending completion of the Conversion (Footnote 2). No earnings per share or dividend information is applicable.


Eagle BancGroup, Inc.
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

GENERAL. The company's net loss for the three months ended March 31, 1996 was $34,000 compared to net income for the three months ended March 31, 1995 of $65,000. The decline in income was primarily due to a decrease in the interest rate spread and an increase in non-interest expense.

NET INTEREST INCOME. For the three months ended March 31, 1996, net interest income decreased to $696,000 from $702,000 for the same period in 1995. Interest income increased to $2,598,000 for the first three months of 1996 from $2,340,000 for the same period in 1995 while interest expense increased to $1,902,000 from $1,638,000 for the same periods in 1996 and 1995, respectively.

The interest rate spread (the rate earned on average interest earning assets minus the rate paid on average interest bearing liabilities) decreased to 1.65% for the first three months of 1996 from 2.29% for the first three months of 1995. The net interest margin (net interest income divided by average interest earning assets) decreased to 1.92% from 2.17% during the same periods in 1996 and 1995, respectively.

Average interest earning assets increaed $13,958,000 to $145,445,000 for the first quarter of 1996 from the same period in 1995 while the yield on average interest earning assets decreased .04% to 7.18% in the first quarter of 1996 from the same period in 1995. The increase in interest earning assets in 1996 from 1995 was due to the 1995 marketing effort to attract new deposits and the sale, in the fourth quarter of 1995, of a large commercial property previously held as real estate owned. The funds generated were invested primarily in mortgage-backed securities, collateralized mortgage obligations and government securities. The average balance of total investments increased to $56,153,000 for the first three months of 1996 from $45,817,000 for the first three months of 1995.

Average total deposits increased to $138,200,000 for the first three months of 1996 from $129,886,000 in the first three months of 1995 due to the Company's efforts to increase certificate of deposit balances by matching local competitor's terms on certain certificates during the first six months of 1995. While the marketing effort was successful in attracting new deposits, the rate paid on average total deposits increased to 5.54% for the three months ended March 31, 1996 from 4.94% for the first three months of 1995. Also during the first quarter of 1995, the Company had average FHLB advances of $4,649,000 while no funds were borrowed during the first three months of 1996. Interest expense on the FHLB advances in 1995 was $74,000.

All loans that are contractually past due 90 days or more are non-accrual and are considered non-performing. Interest income of $7,000 was recognized on non-performing loans in the three months ended March 31, 1996. An additional $10,000 would have been recognized on an accrual basis.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $15,000 for both the first three months of 1996 and 1995. For both three-month periods, the provision for loan losses was computed as the amount necessary to bring the ending allowance to a level deemed adequate to absorb estimated future losses inherent in the loan portfolio. The allowance for loan losses was $905,000 or 1.00% of total loans at March 31, 1996 compared to $865,000 or
 .99% of total loans at March 31, 1995. At December 31, 1995, the allowance for loan losses was $907,000 or 1.01% of total loans. In the first three months of 1996, the allowance was adjusted for the $15,000 provision for loan losses, charge-offs of $18,000 and recoveries of $1,000 resulting in the allowance total of $905,000 at March 31, 1996. Non-performing loans were $684,000 or .76% of total loans at March 31, 1996 compared to $485,000 or
 .54% of total loans at 1995

NON-INTEREST INCOME. Non-interest income increased to $113,000 in the first quarter of 1996 from $96,000 the first quarter of 1995. Gains on loans sold increased to $38,000 in the first three months of 1996 from $3,000 in the same period in 1995 as mortgage loan originations increased to $8,264,000 during the first three months of 1996 from $2,110,000 for the same period in 1995. In addition, in 1996, $21,000 was recognized as a servicing asset related to loans sold as a result of the adoption of SFAS 122, while no adjustment to 1995 results was made. Loan fees and deposit account fees both increased $5,000 in the first three months of 1996 from the same period in 1995. In the first quarter of 1995, $36,000 was recognized as income as the result of a reduction in the valuation allowance for loans held for sale.

NON-INTEREST EXPENSE. Non-interest expense increased to $843,000 for the first three months of 1996 from $688,000 for the same period in 1995. In the first three months of 1995, income of $93,000 was recognized on real estate owned operations. The large commercial property included in real estate owned, which generated the rental income in early 1995, was sold in the fourth quarter of 1995. A market value adjustment of $13,000 was expensed in the first three months of 1996 on loans held for sale compared to a gain in the first three months of 1995 included in non-interest income. Marketing expense increased to $36,000 in the first three months of 1996 from $10,000 in the same period in 1995 due to increased advertising, focusing on home mortgage lending and customer service.

In addition, comparing the first three months of 1996 to the same period in 1995, data processing and ATM service charges increased $18,000 due to increased transaction volumes processed and small price increases and FDIC premium expense increased $10,000 due to increased deposit levels. Partially offsetting the increased expense items was compensation expense, which decreased to $377,000 in the first three months of 1996 from $404,000 in the first three months of 1995 due to staff changes.

INCOME TAX EXPENSE. For the three months ended March 31, 1995, income tax expense of $30,000 was recorded compared to an income tax benefit of $15,000 for the same period in 1996 due to changes in pre-tax income. The effective rate for both periods was 32%.

Results of operations for the three months March 31, 1996 may not be indicative of what the results of operations will be for all of 1996.

FINANCIAL CONDITION

Total assets at March 31, 1996 increased to $151,806,000 from $150,974,000 at December 31, 1995 due to an increase in deposits from $138,396,000 at year-end to $139,426,000 at March 31, 1996. Investment securities increased $1,521,000 to $54,707,000 at March 31, 1996 from December 31, 1995 funded by the increase in deposits and decreased cash and short-term investments, which were $1,926,000 at March 31, 1996 compared to $3,900,000 at year-end. Net loans also increased to $89,676,000 at March 31, 1996 from $88,786,000 at December 31, 1995.

Savings institutions are required by regulation to maintain minimum levels of capital as measured by three capital-to-assets ratios: Risk-based capital to risk weighted assets of 8%; core capital to adjusted tangible assets of 3% and tangible core capital to tangible assets of 1.50%. At March 31, 1996, the Company's ratios were 15.52%, 7.64% and 7.64%, respectively. At December 31, 1995, the ratios were 15.78%, 7.73% and 7.73%, respectively.

A minimum liquidity ratio of 5%, calculated as the ratio of liquid assets (cash, short-term investments and certain long-term investments) to deposits and certain borrowed funds, must be maintained by savings institutions. At March 31, 1996 and December 31, 1995, the liquidity ratio was 12.41% and 12.79%, respectively.

At March 31, 1996, commitments for loan originations and loans in process totaled $1,035,000 while unused lines of credit amounted to $2,435,000. Funds to meet these commitments are available from scheduled principal and interest payments on loans, mortgage-backed and investment securities and new deposits. Funds are primarily invested in residential mortgage loans, indirect automobile loans and mortgage-backed securities and are also used for deposit interest payments, maturities and withdrawals.


Eagle BancGroup, Inc.
PART II--OTHER INFORMATION

Item 5. Other Information

On April 16, 1996, the Office of Thrift Supervision ('OTS') approved First Federal's Application for Approval of Conversion subject to approval of the Plan of Conversion by First Federal's members. A meeting of members has been called for June 11, 1996 to vote on the Plan. OTS approval of Eagle BancGroup, Inc.'s application to become the holding company for First Federal is expected prior to the close of the Subscription Offering.

Eagle BancGroup, Inc. filed a Registration Statement with the SEC on Form S-1 in May, 1996.


Item 6. Exhibits and Reports on Form 8-K

The following exhibits are included herein:

(27) - Financial Data Schedule

Eagle BancGroup, Inc. did not file any reports on Form 8-K during the three months ended March 31, 1996.


                    SIGNATURES

Pursuant to the requirments of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          EAGLE BANCGROUP, INC.

                          /s/ Gerald A. Bradley
    DATE June 11, 1996    ---------------------
                          GERALD A. BRADLEY
                          Chairman of the Board

                          /s/ Donald L. Fernandes
    DATE June 11, 1996    -----------------------
                          DONALD L. FERNANDES
                          President and Chief
                          Executive Officer