Form 10-Q
period 1996-06-30
EAGLE BANCGROUP INC
filed 1996-07-26
CIK 1010856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 1996
Commission File Number: 000-20739

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

As of July 19, 1996, there were 1,302,705 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.


PART I--FINANCIAL INFORMATION
Item 1. Financial Statements.

Eagle BancGroup, Inc.
Consolidated Statement of Condition
(amounts in thousands)

                                 June 30, 1996  Dec 31, 1995
ASSETS
Cash on hand & in other inst           545          1,047
Fed funds sold & overnight dep       9,544          2,853
Investment securities               13,642         11,810
Mortgage backed securities          38,432         41,376
Loans receivable, net               95,058         88,786
Real estate owned                      653            644
Premises and equipment               2,995          3,112
Other assets                         1,650          1,346
  Total Assets                     162,519        150,974

LIABILITIES AND EQUITY
Deposits                           136,735        138,396
FHLB advances                        2,000              0
Other borrowed funds                     0              0
Other liabilities                    1,439          1,063
  Total Liabilities                140,174        139,459

Capital stock                           13              0
Paid-in capital                     12,364              0
Retained earnings                    9,968         11,515
  Total Stockholder's Equity        22,345         11,515

  Total Liabilities and Equity     162,519        150,974

See accompanying notes.


Eagle BancGroup, Inc.
Consolidated Statement of Income
(amounts in thousands except per share data)

                                For the Three Months    For the Six Months
                                   Ended June 30,         Ended June 30,
                                  1996       1995         1996      1995
Interest income:
  Interest and fees on loans      1,833      1,717        3,593     3,367
  Interest on investment sec &
    temporary investments           239        202          460       397
   Interest on mtg-backed sec       593        537        1,210     1,032
Total Interest Income             2,665      2,456        5,263     4,796

Interest expense:
  Interest on deposits:
    Passbook                        155        124          292       243
    MMDA and NOW                     50         48           96        95
    Certificates of deposit       1,701      1,666        3,420     3,064
  Interest on borrowings             11          2           11        76
Total Interest Expense            1,917      1,840        3,819     3,478

Net Interest Income                 748        616        1,444     1,318

Provision for loan losses            20         15           35        30

Net Int Inc After Prov for
   Loan Losses                      728        601        1,409     1,288

Non-interest income:
   Gains on loans sold                3         (4)          41        (1)
   Other                             74        127          149       220
Total Non-Interest Income            77        123          190       219

Non-interest expense
   Salaries and employee ben        395        372          772       776
   Net occupancy expense            131        136          268       270
   Federal deposit ins prem          89         79          178       158
   Data processing expense           57         52          123       109
   Other                            157         23          331        37
Total Non-Interest Expense          829        662        1,672     1,350

Income(Loss) Bef Fed Inc Tax        (24)        62          (73)      157
Federal inc tax ben (exp)             8        (20)          23       (50)
Net Income (Loss)                   (16)        42          (50)      107


Per Share Data
Earnings per share                 (.01)       .03         (.04)      .08
Dividends per share                 .00        .00          .00       .00

See accompanying notes.


Eagle BancGroup, Inc
Consolidated Statement of Cash Flows
(amounts in thousands)

                                   For the Six Months Ended June 30,
                                         1996           1995
Operating activities:
Net (loss) income                         (50)           107
Adjustments to reconcile net
  (loss)income to net cash provided
  by operating activities:
    Provision for loan loss                35             30
    Provision for depreciation            146            239
    Amort of prem/disc on
      investment securities                45             56
    Net (gain)loss on sale
      of securities                         6              0
    Purchase of FHLB stock                (35)           (44)
    Proceeds from sale of mortgage
      loans originated-for-sale         3,980          1,976
    Loans rec originated-for-sale      (2,517)        (1,166)
    Increase in accrued int rec           (97)           (51)
    Inc(dec) in accrued int pay            12            (13)
    Increase in other assets              (68)          (136)
    Increase in other liabilities         374            135
Net cash provided by operating
  activities                            1,831          1,133

Investing activities:
Proceeds from sale of inv sec           3,026          1,024
Purchases of investment securities     (4,984)             0
Purchases of mtg-backed securities     (3,854)        (5,044)
Proceeds from sale of mtg-bkd sec       3,567              0
Principal coll on mtg-backed sec        2,720          1,314
Principal coll on loans receivable     17,127         10,021
Loans receivable originated           (24,872)       (16,313)
Purchases of premises and equip           (28)          (102)
Net (purch)sale of real estate owned       (9)            34
Net cash used by investing
  activities                           (7,307)        (9,066)

Financing activities:
Net change in savings, demand
  and NOW accounts                        598           (514)
Net change in certificate accts        (2,268)        17,583
Net change in short-term borrowings     2,000         (7,936)
Proceeds from sale of capital stock    11,335              0
Net cash provided by financing
  activities                           11,665          9,133

Net increase in cash and cash
  equivalents                           6,189          1,200
Cash and cash equivalents at
  beginning of period                   3,900          2,703
Cash and cash equivalents at
  end of period                        10,089          3,903

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

2. Conversion

In June, 1996, First Federal Savings and Loan ('First Federal') converted from a federally-chartered mutual savings association to a federally-chartered capital stock savings association and issued all of its common stock to the Company in exchange for $6,200,000. The Company sold 1,302,705 shares of common stock in a subscription offering simultaneous to the charter conversion using a portion of the net proceeds to purchase First Federal, now a wholly-owned subsidiary of the Company.

3. SFAS 122

Statement of Financial Accounting Standards No. 122, 'Accounting for Mortgage Servicing Rights' was adopted as of January 1, 1996 resulting in the recognition of a net servicing asset related to loans sold of $21,000 in the first six months of 1996. No adjustment to 1995 results was made as the statement was not retroactively adopted.

4. Earnings Per Share and Dividends

The Company issued 1,302,705 shares of common stock in June, 1996 after completion of its initial stock subscription offering. As of June 30, 1996, 1,302,705 shares of common stock were issued and outstanding. For comparison purposes, this number of outstanding shares was used to calculate per share amounts in prior periods in which no stock was actually outstanding. The Company has not yet paid any dividends.


Eagle BancGroup, Inc.
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

GENERAL. For the six months ended June 30, 1996, the Company had a net loss of $50,000, or $(.04) per share, compared to net income of $107,000, or $.08 per share, for the six months ended June 30, 1995. For the three months ended June 30, 1996, the Company had a net loss of $16,000, or $(.01) per share, compared to net income of $42,000, or $.03 per share, for the three months ended June 30, 1995.

NET INTEREST INCOME. Net interest income increased to $1,444,000 for the six months ended June 30, 1996 from $1,318,000 for the six months ended June 30, 1995. In the first half of 1996, interest income totaled $5,263,000 and interest expense totaled $3,819,000 compared to $4,796,000 and $3,478,000, respectively, for the same periods in 1995. In the second quarter of 1996, net interest income increased to $748,000 from $616,000 in the same period in 1995. Interest income was $2,665,000 and interest expense was $1,917,000 in the second quarter of 1996 compared to $2,456,000 and $1,840,000, respectively, in the second quarter of 1995.

In 1996, the interest rate spread decreased to 1.63% for the first six months from 2.05% for the same period in 1995. In the second quarter, the interest rate spread decreased to 1.62% in 1996 from 1.82% in 1995. The interest rate spread is the difference between the rate earned on average interest earning assets and the rate paid on average interest bearing liabilities. The net interest margin (net interest income divided by average interest earning assets) was 1.97% for both the first half of 1996 and 1995 while in the second quarter of 1996, th margin increased to 2.01% from 1.79% in 1995.

In the first half of 1996, average interest earning assets were $147,824,000 and average interest bearing liabilities were $138,893,000 compared to $134,803,000 and $136,661,000, respectively, in 1995. In the second quarter, average interest earning assets were $150,203,000 and average interest bearing liabilities were $139,586,000 in 1996 compared to $138,083,000 and $138,764,000, respectively, in 1995. The increase in interest earning assets in 1996 from 1995 was primarily due to the sale, in the fourth quarter of 1995, of a large commercial property previously held as real estate owned and the 1995 marketing effort to attract new deposits. The rate earned on average interest earning assets was 7.16% for the first half of 1996 compared to 7.17% in 1995 and was 7.14% for the second quarter of 1996 compared to 7.15% in 1995. The decrease in the interest rate spread in 1996 from 1995 was due to the increase in the rate paid on average interest bearing liabilities which was 5.53% for the first six months of 1996 compared to 5.13% for 1995 and was 5.52% for the second quarter of 1996 compared to 5.33% for the second quarter of 1995.

The increase in the rate paid on average interest bearing liabilities in 1996 from 1995 was due to an overall increase in deposit rates in 1995 and 1996 over previous years. Certificates opened in 1993 and 1994 that renewed in 1995 and 1996 earned higher rates than in previous years. The average rate paid on certificates of deposit increased to 6.02% for the first six months of 1996 from 5.54% for the same period in 1995. For 1995, the average rate paid on certificates of deposit was 5.81%.

During the first half of 1996, average borrowed funds, all FHLB advances, were $714,000 compared to $2,325,000 for the first six months of 1995. Interest expense on the advances totaled $11,000 and $76,000 for the first half of 1996 and 1995, respectively, and $11,000 and $2,000 for the second quarter of 1996 and 1995, respectively.

In June, 1996, the Company completed its initial stock offering that resulted in net proceeds of $11,335,000. Of this amount, $6,200,000 was paid to First Federal Savings and Loan in exchange for all of First Federal's common stock. First Federal will use the funds to originate residential mortgage loans and retail automobile loans and to purchase short-term investments. The Company will invest the remaining proceeds in various investment securities.

All loans contractually past due 90 days or more are classified as non-performing and no interest income is accrued on such balances. In the first six months of 1996, $11,000 was recorded as income on non-accrual loans. On an accrual basis, $35,000 would have been recognized as income on the loans.

PROVISION FOR LOAN LOSS. The provision for loan loss for the first half of 1996 was $35,000 compared to $30,000 for the first six months of 1995. The amount of the provision is calculated as the amount necessary to increase the allowance for loan loss to a level deemed adequate to absorb estimated future losses inherent in the loan portfolio. At June 30, 1996, the allowance for loan loss was $882,000, or .92% of total loans, compared to $907,000, or 1.01% of total loans, at December 31, 1995 and $867,000, or .96% of total loans, at June 30, 1995. In the first six months of 1996, loans totaling $63,000 were charged against the allowance while recoveries of loans previously charged-off were $3,000. Non-performing loans were $544,000 at June 30, 1996 compared to $513,000 at December 31, 1995, both amounts equaling .57% of total loans.

NON-INTEREST INCOME. Non-interest income decreased to $190,000 for the first half of 1996 from $219,000 for the same period in 1995. In the first six months of 1995, $100,000 was recognized as income as the result of a reduction in the valuation allowance for loans held for sale. In 1996, a charge to the valuation allowance was included in non-interest expense.
Gains on the sale of loans totaled $41,000 in the first six months of 1996 compared to $(1,000) in the first half of 1995. Included in the 1996 income is $21,000 recognized as a servicing asset as a result of the adoption, as of January 1, 1996, of SFAS 122, "Accounting for Mortgage Servicing Rights."
The remainder of the increase in gains on loans sold was due to increased originations of mortgage loans which totaled $15,982,000 in the first half of 1996 compared to $5,975,000 in the same period in 1995. In addition, in the first six months of 1996 brokerage commission income increased to $32,000 from $14,000 in the same period of 1995 and deposit account service fees increased to $25,000 in the first six months of 1996 from $14,000 in the same period in 1995 both due to an increased number of accounts and higher transaction volumes.

For the three months ended June 30, 1996, non-interest income decreased to $77,000 from $123,000 for the same period in 1995. In the second quarter of 1995, $64,000 was recognized as income as a result of a reduction in the loans held for sale valuation allowance. In 1996, an increase in the allowance was charged to non-interest expense. In the second quarter of 1996, brokerage commission income increased $7,000 and deposit account service fees increased $5,000 from the same period in 1995 due to the same factors previously noted.

NON-INTEREST EXPENSE. For the first six months of 1996, non-interest expense increased to $1,672,000 from $1,350,000 for the same period in 1995. In the first half of 1995, net income from real estate owned operations was $180,000 compared to zero in 1996 due to the sale, late in 1995, of the large commercial property held as real estate owned on which net rental income was generated. In addition, in the first half of 1996, marketing expense increased to $73,000 from $13,000 in the same period in 1995 due to increased home mortgage lending and customer service related advertising. An increase in the valuation allowance for loans held for sale of $16,000 was charged to non-interest expense in the first half of 1996 compared to a reduction in the valuation credited to non-interest income in 1995. Increased deposits in 1996 resulted in a $20,000 increase in FDIC premium expense to $178,000 in the first half of 1996 compared to the first half of 1995.

Data processing, ATM service fees, office supplies and postage expense increased $14,000, $12,000, $9,000 and $6,000, respectively, in the first half of 1996 compared to the first half of 1995 due to increased number of deposit accounts and higher transaction volumes in 1996 than 1995.

For the three months ended June 30, 1996, non-interest expense increased to $829,000 from $662,000 for the same period in 1995. During the second quarter of 1995, net income on real estate owned operations was $87,000 on the commercial property sold in late 1995. Marketing expense increased to $37,000 in the second quarter of 1996 from $4,000 in the same period in 1995 due to increased advertising. Salaries and employee benefits increased to $395,000 in the second quarter of 1996 from $372,000 in the second quarter of 1995 due to staff additions. In the second quarter of 1995, net gains on the sale of foreclosed assets were $15,000 compared to $1,000 in the second quarter of 1996. Increased deposits in 1996 compared to 1995 resulted in higher FDIC premium expense of $89,000 in the second quarter of 1996 compared to $79,000 in the same period in 1995.

INCOME TAX EXPENSE. For the six months ended June 30, income tax expense totaled $(23,000) in 1996 and $50,000 in 1995. For the three months ended June 30, income tax expense was $(8,000) in 1996 and $20,000 in 1995. The effective rate for each period was 32%. The changes in pre-tax income resulted in the differences in income tax expense.

Results of operations for the six and three months ended June 30, 1996 may not be indicative of what the results of operations will be for all of 1996.

FINANCIAL CONDITION

Total assets at June 30, 1996 increased to $162,519,000 from $150,974,000 at December 31, 1995 primarily due to the net proceeds of $11,335,000 from the initial stock sale by the Company that was finalized in June, 1996. Cash and cash equivalents increased to $10,089,000 at June 30, 1996 from $3,900,000 at December 31, 1995 due to short-term investment of a portion of the stock sale proceeds. Net loans increased to $95,058,000 at June 30, 1996 from $88,786,000 at year-end, 1995 with the increase divided between residential mortgage loans and retail automobile loans. Mortgage-backed securities decreased to $38,432,000 at June 30, 1996 from $41,376,000 at December 31,
1995.  Deposits decreased to $136,735,000 at June 30, 1996 from $138,396,000 at December 31, 1995. At June 30, 1996, FHLB advances were $2,000,000 compared to no advances at December 31, 1995.

Regulation requires savings institutions to maintain minimum capital levels as measured by three capital-to-asset ratios: Risk-based capital to risk weighted assets of 8%; core capital to adjusted tangible assets of 3% and tangible core capital to tangible assets of 1.50%. At June 30, 1996, the Company's savings institution subsidiary had ratios of 20.92%, 10.62% and 10.62%, respectively, compared to December 31, 1995 ratios of 15.78%, 7.73% and 7.73%, respectively. The Company's capital to asset ratio at June 30, 1996 was 13.74% compared to 7.63% at December 31, 1995. The significant increases in these ratios at June 30, 1996 from December 31, 1995 were due to additional capital from the stock sale.

Savings institutions must also maintain a minimum 5% liquidity ratio measured as the ratio of cash, short-term investments and certain long-term investments to deposits and certain borrowed funds. At June 30, 1996, the Company's savings institution subsidiary had a liquidity ratio of 11.26% compared to 12.79% at December 31, 1995.

Commitments for loan originations and loans in process totaled $1,191,000 and unused lines of credit totaled $2,784,000 at June 30, 1996. Funds to meet these commitments are available from scheduled principal and interest payments on loans, mortgage-backed and investment securities as well as new new deposits and borrowings. In addition to the commitments and unused lines, funds are invested primarily in residential mortgages, retail automobile loans and mortgage-backed securities in addition to being available for deposit interest payments, maturities and withdrawals.

Eagle BancGroup, Inc.
PART II--OTHER INFORMATION

Item 5. Other Information

On June 11, 1996, a special meeting of the members of First Federal Savings and Loan Association ('First Federal') was held at which the members voted to approve the Plan of Conversion adopted by the Board of Directors of First Federal on November 21, 1995 and amended and restated on February 13, 1996, March 12, 1996 and April 29, 1996. Under the Plan of Conversion, First Federal converted from a federally-chartered mutual savings institution to a federally-chartered capital stock savings institution and issued all of its stock to the Company in exchange for a share of the proceeds of the simultaneous subscription stock offering conducted by the Company.

The subscription stock offering was also closed by the Company on June 11, 1996. The total number of shares issued was 1,302,705. On June 28, 1996, NASDAQ approved the Company's application to allow trading of its stock on the NASDAQ National Market System and actual trading began on July 1, 1996. The Company's stock symbol is 'EGLB.'

The Company filed a Registration Statement with the SEC on Form S-1 in
May, 1996.


Item 6. Exhibits and Reports on Form 8-K

The following exhibits are included herein:

(27) - Financial Data Schedule

The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.


                    SIGNATURES

Pursuant to the requirments of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          EAGLE BANCGROUP, INC.

                          /s/ Gerald A. Bradley
    DATE July 26, 1996    ---------------------
                          GERALD A. BRADLEY
                          Chairman of the Board

                          /s/ Donald L. Fernandes
    DATE July 26, 1996    -----------------------
                          DONALD L. FERNANDES
                          President and Chief
                          Executive Officer