Form 10-Q
period 1996-09-30
EAGLE BANCGROUP INC
filed 1996-10-28
CIK 1010856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 1996
Commission File Number: 000-20739

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

As of October 21, 1996, there were 1,302,705 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.


PART I--FINANCIAL INFORMATION
Item 1. Financial Statements.

Eagle BancGroup, Inc.
Consolidated Statement of Condition
(amounts in thousands)

                                 Sept 30, 1996  Dec 31, 1995
ASSETS
Cash on hand & in other inst             2          1,047
Fed funds sold & overnight dep         248          2,853
Investment securities               18,077         11,810
Mortgage backed securities          34,914         41,376
Loans receivable, net              104,967         88,786
Real estate owned                      653            644
Premises and equipment               2,944          3,112
Other assets                         1,935          1,346
  Total Assets                     163,740        150,974

LIABILITIES AND EQUITY
Deposits                           132,093        138,396
FHLB advances                        8,000              0
Other borrowed funds                     0              0
Other liabilities                    1,818          1,063
  Total Liabilities                141,911        139,459

Capital stock                           13              0
Paid-in capital                     12,364              0
Retained earnings                    9,452         11,515
  Total Stockholder's Equity        21,829         11,515

  Total Liabilities and Equity     163,740        150,974

See accompanying notes.


Eagle BancGroup, Inc.
Consolidated Statement of Income
(amounts in thousands except per share data)

                                For the Three Months    For the Nine Months
                                   Ended Sept 30,         Ended Sept 30,
                                  1996       1995         1996      1995
Interest income:
  Interest and fees on loans      1,982      1,734        5,575     5,101
  Interest on investment sec &
    temporary investments           284        193          744       590
   Interest on mtg-backed sec       553        600        1,763     1,632
Total Interest Income             2,819      2,527        8,082     7,323

Interest expense:
  Interest on deposits:
    Passbook                        142        123          434       366
    MMDA and NOW                     43         49          139       144
    Certificates of deposit       1,648      1,777        5,068     4,841
  Interest on borrowings             47          2           58        78
Total Interest Expense            1,880      1,951        5,699     5,429

Net Interest Income                 939        576        2,383     1,894

Provision for loan losses           103         15          138        45

Net Int Inc After Prov for
   Loan Losses                      836        561        2,245     1,849

Non-interest income:
   Gains on loans sold                -         37           41        36
   Other                             56         55          205       275
Total Non-Interest Income            56         92          246       311

Non-interest expense
   Salaries and employee ben        474        467        1,246     1,243
   Net occupancy expense            139        139          407       409
   Federal deposit ins prem         971         87        1,149       245
   Data processing expense           61         57          184       166
   Other                            114        124          445       161
Total Non-Interest Expense        1,759        874        3,431     2,224

Income(Loss) Bef Fed Inc Tax       (867)      (221)        (940)      (64)
Federal inc tax ben (exp)           277         68          300        18
Net Income (Loss)                  (590)      (153)        (640)      (46)


Per Share Data
Earnings per share                 (.45)      (.12)        (.49)     (.04)
Dividends per share                 .00        .00          .00       .00

See accompanying notes.


Eagle BancGroup, Inc
Consolidated Statement of Cash Flows
(amounts in thousands)

                                   For the Six Months Ended June 30,
                                         1996           1995
Operating activities:
Net (loss) income                        (640)           (46)
Adjustments to reconcile net
  (loss)income to net cash provided
  by operating activities:
    Provision for loan loss               138             45
    Provision for depreciation            218            361
    Amort of prem/disc on
      investment securities                69             62
    Net (gain)loss on sale
      of securities                        (7)             0
    Purchase of FHLB stock                (35)           (44)
    Proceeds from sale of mortgage
      loans originated-for-sale         5,269          3,759
    Loans rec originated-for-sale      (3,205)        (1,611)
    Increase in accrued int rec           (47)            (8)
    Inc(dec) in accrued int pay            58            (23)
    Increase in other assets             (364)          (128)
    Inc(dec) in other liabilities         761           (282)
Net cash provided by operating
  activities                            2,215          2,085

Investing activities:
Proceeds from sale of inv sec           4,545          1,035
Purchases of investment securities    (10,984)        (1,000)
Purchases of mtg-backed securities     (4,340)        (6,988)
Proceeds from sale of mtg-bkd sec       5,582              0
Principal coll on mtg-backed sec        4,678          2,257
Principal coll on loans receivable     25,352         17,092
Loans receivable originated           (43,659)       (24,129)
Purchases of premises and equip           (50)           (89)
Net (purch)sale of real estate owned       (9)             2
Net cash used by investing
  activities                          (18,885)       (11,820)

Financing activities:
Net change in savings, demand
  and NOW accounts                        (34)          (649)
Net change in certificate accts        (6,281)        16,370
Net change in short-term borrowings     8,000         (7,436)
Proceeds from sale of capital stock    11,335              0
Net cash provided by financing
  activities                           13,020          8,285

Net decrease in cash and cash
  equivalents                          (3,650)        (1,450)
Cash and cash equivalents at
  beginning of period                   3,900          2,703
Cash and cash equivalents at
  end of period                           250          1,253

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

3. SFAS 122

Statement of Financial Accounting Standards No. 122, 'Accounting for
Mortgage Servicing Rights' was adopted as of January 1, 1996 resulting in the recognition of a net servicing asset related to loans sold of $25,000 in the first nine months of 1996. No adjustment to 1995 results was made as the statement was not retroactively adopted.

4. Earnings Per Share and Dividends

The Company issued 1,302,705 shares of common stock in June, 1996 after completion of its initial stock subscription offering. As of September 30, 1996, 1,302,705 shares of common stock were issued and outstanding. For comparison purposes, this number of outstanding shares was used to calculate per share amounts in prior periods in which no stock was actually outstanding. The Company has not yet paid any dividends.


Eagle BancGroup, Inc.
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

GENERAL. For the nine months ended September 30, 1996, Eagle BancGroup, Inc. (the 'Company') had a net loss of $640,000 compared to a net loss of $46,000 in the same period in 1995. For the three months ended September 30, 1996, the Company had a net loss of $590,000 compared to a net loss of $153,000 in the third quarter of 1995. The 1996 results include the SAIF recapitalization special assessment. Net of tax, the assessment reduced earnings $600,000.

NET INTEREST INCOME. Net interest income increased to $2,383,000 in the nine months ended September 30, 1996 from $1,894,000 in the same period in 1995. Interest income increased to $8,082,000 from $7,323,000 and interest expense increased to $5,699,000 from $5,429,000 comparing the first nine months of 1996 to the first nine months of 1995. For the three months ended September 30, net interest income increased to $939,000 in 1996 from $576,000 in 1995. In the third quarter of 1996, interest income was $2,819,000 and interest expense was $1,880,000 compared to 1995 amounts of $2,527,000 and $1,951,000, respectively.

The increase in net interest income in 1996 from 1995 was due primarily to an increase in interest earning assets. In June, 1996, the Company completed its initial stock sale, the net proceeds of which totaled $11,335,000. In addition, in the fourth quarter of 1995, the Company sold a large commercial property previously held as other real estate. These funds were used to originate residential mortgage and retail automobile loans or were invested in government and mortgage-backed securities. As a result, average interest earning assets were $150,900,000 for the first nine months of 1996 compared to $136,607,000 in the same period in 1995. For the three months ended September 30, 1996, average interest earning assets were $156,985,000 compared to $140,156,000 for the same period in 1995. Average interest bearing liabilities were $137,941,000 for the first nine months of 1996 compared to $137,249,000 for the same period in 1995. For the three months ended September 30, average interest bearing liabilities were $136,058,000 in 1996 compared to $138,406,000 in 1995.

The net interest margin (net interest income divided by average interest earning assets) increased to 2.11% for the first nine months of 1996 from 1.85% for the same period in 1995 and increased to 2.38% for the three months ended September 30, 1996 from 1.63% for the same period in 1995. The interest rate spread (the difference between the rate earned on average interest earning assets and the rate paid on average interest bearing liabilities) decreased to 1.64% in the first nine months of 1996 from 1.89% in the same period in 1995. The interest rate spread did increase in the third quarter of 1996 to 1.64% from 1.56% in the third quarter of 1995. The rate earned on average interest earning assets was 7.15% for the first nine months of 1996 and 7.14% for the third quarter of 1996 compared to 7.17% for both periods in 1995. For the nine months ended September 30, 1996, the rate paid on average interest bearing liabilities increased to 5.52% from 5.29% for the same period in 1995. For the three months ended September 30, the rate paid on average interest bearing liabilities decreased to 5.50% in 1996 from 5.61% in 1995.

An overall increase in deposit rates in 1995 and early 1996 over previous years resulted in the increase in the rate paid on average interest bearing liabilities in the first nine months of 1996 over the same period in 1995. Certificates opened in 1993 and 1994 that renewed in 1995 and early 1996 earned higher rates at renewal than when initially deposited. In 1996, deposit rates have decreased slightly during the year. The average rate paid on certificates for the first nine months of 1996 was 5.99% compared to 5.73% for the same period in 1995. For the third quarter, the average rate paid on certificates was 5.94% in 1996 compared to 6.09% in 1995.

Interest expense on borrowed funds was $58,000 for the nine months ended September 30, 1996 compared to $78,000 for the same period in 1995 and was $47,000 for the third quarter of 1996 compared to $2,000 for the same period in 1995. Average borrowed funds for the first nine months of 1996 were $1,221,000 compared to $1,581,000 for the same period in 1995.

All loans contractually past due 90 days or more are classified as non-performing and no interest income is accrued on such balances. In the first nine months of 1996, $25,000 was recognized as income on non-accrual loans. Additional income of $32,000 would have been recognized on the loans on an accrual basis.

PROVISION FOR LOAN LOSS. For the first nine months of 1996, the provision for loan loss was $138,000 compared to $45,000 for the same period in 1995. The amount of the provision is calculated as the amount necessary to maintain the allowance for loan loss at a level deemed adequate to absorb estimated future losses inherent in the loan portfolio. At September 30, 1996, the allowance for loan losses was $919,000 or .87% of total loans compared to $860,000 or
 .96% of total loans at September 30, 1995 and $907,000 or 1.01% of total loans at December 31, 1995. In the first nine months of 1996, loans totaling $134,000 were charged against the allowance and recoveries of loans previously charged off totaling $7,000 were added to the allowance. Non-performing loans were $549,000 or .52% of total loans at September 30, 1996 compared to $513,000 or .57% of total loans at December 31, 1995.

NON-INTEREST INCOME. For the first nine months of 1996, non-interest income decreased to $246,000 from $311,000 in the same period in 1995. In 1995, $100,000 was recognized as income as the result of a reduction in the valuation allowance for loans held for sale. No income was recognized as a result of changes to the valuation allowance in the first nine months of 1996. Deposit account service fees increased $13,000 to $37,000 and brokerage commissions increased $13,000 to $35,000 in the first nine months of 1996 from the same period in 1995. Both increases were due to an increased number of deposit accounts and higher transaction volumes. Gains on loans sold increased to $41,000 in the first nine months of 1996 from $36,000 in the same period in 1995. Included in the 1996 income is $25,000 recognized as a servicing asset as a result of the adoption, as of January 1, 1996, of SFAS 122, "Accounting for Mortgage Servicing Rights."

For the three months ended September 30, 1996, non-interest income decreased to $56,000 from $92,000 for the same period in 1995. Gains on loans sold were $37,000 in the third quarter of 1995 compared to no gains in the same period in 1996.

NON-INTEREST EXPENSE. For the nine months ended September 30, 1996, non-interest expense increased to $3,431,000 from $2,224,000 for the same period in 1995. Of this increase, $880,000 was due to the SAIF recapitalization special assessment realized in 1996. In the first nine months of 1995, net income from real estate owned operations was $151,000 compared to zero in 1996 due to the sale, late in 1995, of the large commercial property held as real estate owned on which net rental income was generated. Marketing and promotional expenses increased $86,000 to $119,000 in the first nine months of 1996 from the same period in 1995 due primarily to increased home mortgage and customer service related advertising. Increased deposits in 1996 from 1995 resulted in an increase in regular FDIC premium expense of $24,000 in the first nine months of 1996 from the same period in 1995.

Comparing the first nine months of 1996 to the same period in 1995, ATM service fees increased $19,000 to $23,000; data processing expense increased $18,000 to $184,000; office supplies expense increased $15,000 to $43,000 and postage expense increased $9,000 to $39,000. These expense increases were due to the increased number of deposit accounts and higher transaction volumes processed in 1996 compared to 1995.

Non-interest expense increased to $1,759,000 for the three months ended September 30, 1996 from $874,000 for the same period in 1995 primarily due to the $880,000 SAIF recapitalization special assessment. In the third quarter of 1995, net expense of $29,000 was realized related to real estate owned operations compared to no expense in the same period in 1996. Advertising and promotional expenses increased $18,000 in the third quarter of 1996 compared to the same period in 1995 due to increased advertising. Office supplies expense increased $8,000 and ATM service fees increased $7,000 in the third quarter of 1996 from the same period in 1995 for the same reasons previously noted.

INCOME TAX EXPENSE. For the nine months ended September 30, the income tax benefit was $300,000 in 1996 and $18,000 in 1995. For the three months ended September 30, the income tax benefit was $277,000 in 1996 and $68,000 in 1995. Changes in pre-tax income caused the changes in income taxes. The effective tax rate was 34% in 1996 and was 32% in 1995.

Results of operations for the nine and three months ended September 30, 1996 may not be indicative of what the results of operations will be for the twelve months ended December 31, 1996.

FINANCIAL CONDITION

Total assets at September 30, 1996 increased to $163,740,000 from $150,974,000 at December 31, 1995 primarily due to the net proceeds of $11,335,000 from the initial stock sale finalized by the Company in June, 1996. Cash and cash equivalents decreased to $250,000 at September 30, 1996 from $3,900,000 at December 31, 1995 due to increased loan originations. Net loans increased to $104,967,000 at September 30, 1996 from $88,786,000 at the prior year end. Loan originations in the first nine months of 1996 totaled $46,864,000 compared to $25,740,000 in the first nine months of 1995. Sixty percent of the 1996 originations were mortgage loans and the remainder were consumer loans. Deposits decreased to $132,093,000 at September 30, 1996 from $138,396,000 at December 31, 1995 as some time deposits gained in a 1995 marketing effort were not renewed at maturity in 1996. FHLB advances were $8,000,000 at September 30, 1996 compared to none at December 31, 1995.

Savings institutions must, by regulation, maintain minimum capital levels as measured by three capital-to-asset ratios: Risk-based capital to risk weighted assets of 8%; core capital to adjusted tangible assets of 3% and tangible core capital to tangible assets of 1.50%. At September 30, 1996, the Company's savings institution subsidiary had ratios of 18.75%, 10.02% and 10.02%, respectively, compared to December 31, 1995 ratios of 15.78%, 7.73% and 7.73%, respectively. The Company's capital to asset ratio at September 30, 1996 was 13.33% compared to 7.63% at December 31, 1995. These ratios indicate that the Company is well positioned for future growth. The significant increases in these ratios at September 30, 1996 from year end, 1995 were due to additional capital from the stock sale.

Regulation also requires that savings institutions maintain a minimum 5% liquidity ratio measured as the ratio of cash, short-term investments and certain long-term investments to deposits and certain borrowed funds. At September 30, 1996, the Company's savings institution subsidiary had a liquidity ratio of 10.95% compared to 12.79% at December 31, 1995.

Commitments for loan originations and loans in process totaled $1,544,000 and unused lines of credit totaled $3,305,000 at September 30, 1996. Funds to meet these commitments are available from new deposits, borrowings and scheduled principal and interest payments on loans, mortgage-backed and investment securities. Funds are either invested in residential mortgages, retail automobile loans and mortgage-backed and investment securities or used for deposit interest payments, maturities and withdrawals.

Eagle BancGroup, Inc.
PART II--OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

The following exhibits are included herein:

(27) - Financial Data Schedule

The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.


                    SIGNATURES

Pursuant to the requirments of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               EAGLE BANCGROUP, INC.

                               /s/ Gerald A. Bradley
    DATE October 25, 1996      ---------------------
                               GERALD A. BRADLEY
                               Chairman of the Board

                               /s/ Donald L. Fernandes
    DATE October 25, 1996      -----------------------
                               DONALD L. FERNANDES
                               President and Chief
                               Executive Officer