Form 10-K
period 1996-12-31
EAGLE BANCGROUP INC
filed 1997-03-31
CIK 1010856

SECURITIES AND EXCHANGE COMMISSION
                        Washington D. C.  20549

                               FORM 10-K
(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                                 OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

                   Commission File No. 000-20739

                         EAGLE BANCGROUP, INC
       (Exact Name of Registrant as Specified in its Charter)

            DELAWARE                              37-1353957
  (State or Other Jurisdiction        (IRS Employer Identification No.)
of Incorporation or Organization)

   301 FAIRWAY DRIVE, BLOOMINGTON, IL             61702-0429
(Address of Principal Executive Offices)          (Zip Code)

                           (309) 663-6345
          (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $.01 Par Value
                          (Title of Class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  XX    NO  __

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.  XX

   As of March 21, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $16,289,000 (1,026,055 shares at $15.875 per share). The per share price of $15.875 is based on the last sale price of the common stock at March 21, 1997, as reported by The Nasdaq Stock Market.

   As of March 21, 1997, there were 1,277,705 shares of the Registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the following documents are incorporated by reference:

   Annual Report to Stockholders for the Fiscal Year Ended December 31, 1996--
Part I and II.

   1997 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held on April 16, 1997--Part III

                         TABLE OF CONTENTS
                                                           PAGE
     PART I

Item 1.   Business                                            3
Item 2.   Properties                                         38
Item 3.   Legal Proceedings                                  38
Item 4.   Submission of Matters to a Vote of
            Security Holders                                 38

     PART II

Item 5.   Market for the Registrant's Common Stock and
            Related Security Matters                         39
Item 6.   Selected Financial Data                            39
Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations    39
Item 8.   Financial Statements and Supplementary Data        39
Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure           39

     PART III

Item 10.  Directors and Executive Officers of Registrant     40
Item 11.  Executive Compensation                             40
Item 12.  Security Ownership of Certain Beneficial Owners
            and Managament                                   40
Item 13.  Certain Relationships and Related Transactions     40

     PART IV

Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                              40
          Signatures                                         41
          Exhibit Index                                      42

                                  -Page 2-

                                     PART I

Item 1. BUSINESS

     Eagle BancGroup, Inc. ('Eagle'), a non-diversified unitary savings and loan holding company as defined in the Home Owner's Loan Act, as amended, was incorporated as a Delaware corporation on January 24, 1996. Eagle owns all of the common stock of First Federal Savings and Loan Association, Bloomington, Illinois ('First Federal'). In June, 1996, First Federal converted from a mutual savings association to a capital stock savings association at which time Eagle acquired all of the common stock of First Federal. Eagle conducted a subscription stock offering simultaneous to the charter conversion which resulted in the issuance of 1,302,705 shares of Eagle's common stock. At present, Eagle is engaged only in the business of managing its investments and directing, planning and coordinating the business activities of First Federal.

     In the future, Eagle may expand its current operations or acquire or organize other first-tier subsidiaries, including other financial institutions. At present, however, there are no agreements, plans or understandings for such expansion. For the foreseeable future, Eagle expects that First Federal will continue to be the major source of Eagle's assets, revenues and net income. Eagle does not maintain separate offices from First Federal and does not separately employ or compensate its officers.

     At December 31, 1996, Eagle had consolidated total assets of $172,666,000 and stockholders' equity of $22,141,000. At December 31, 1996, Eagle was the third largest financial institution holding company headquartered in McLean county, Illinois, based on its consolidated assets as of that date.

First Federal

     First Federal is a federally-chartered capital stock savings association regulated by the Office of Thrift Supervision (the 'OTS') and its deposits are insured by the Federal Deposit Insurance Corporation (the 'FDIC') through the Savings Association Insurance Fund (the 'SAIF'). First Federal was originally chartered in 1919. At December 31, 1996, First Federal had total assets of $168,335,000, deposit accounts of $135,105,000 and stockholders' equity of $16,005,000.

     First Federal conducts business from its main office in Bloomington, Illinois and two full service branch offices located in Bloomington and LeRoy, Illinois. Bloomington and LeRoy, which is approximately 20 miles southeast of Bloomington, are located in central Illinois in McLean County, the largest county geographically in Illinois. First Federal's primary market area is McLean and DeWitt Counties. DeWitt County is directly southeast of McLean County. Bloomington and its adjacent sister city, Normal, have a combined population of approximately 100,000. Of the five major metropolitan areas in Illinois outside of Chicago, Bloomington-Normal's population is projected to grow the fastest the remainder of this decade. Outside of Bloomington-Normal, McLean and Dewitt Counties are a mix of small towns and rural areas. The economy of the region is diversified in four major sectors- agriculture, education, manufacturing and insurance. Bloomington-Normal is home to two large insurance companies, two four-year universities and numerous national manufacturers. McLean County annually ranks at or near the top nationally in corn and soybean production per county. This diversification has resulted in a strong, growing local economy that is expected to continue to grow in the future.
                                 -Page 3-
     The principal business of First Federal has been and continues to be attracting retail deposits in its primary market area from the general public and investing those deposits, along with funds generated from operations and borrowings, in one-to-four family residential mortgage loans, automobile loans, mortgage-backed and other investment securities, and to a lesser extent, in commercial real estate, commercial business and other consumer loans. Residential mortgage loans are originated for investment and for sale in the secondary market, with servicing rights normally retained by First Federal. Revenues are derived principally from interest on residential mortgage and consumer loans, interest and dividends on mortgage-backed and other investment securities and, to a lesser extent, loan fees, loan servicing income and gains on sale of loans. Primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and other investment securities, FHLB advances and proceeds from the sale of residential mortgage loans.

     First Federal competes with thirteen other savings institutions and banks as well as numerous credit unions, finance companies and other financial intermediaries in its primary market area. Competition has been and will continue to be intense with respect to attracting deposits and making loans. Interest rates and customer service are the primary factors affecting competition for deposits and loans. First Federal's seventy-seven years as a locally owned and managed savings institution and a tradition of customer service are advantages current and future customers have at First Federal in addition to locally competitive interest rates on deposits and loans. First Federal offers a variety of demand, savings and time deposit products.

     First Federal has one wholly-owned service corporation, FFS Investment Services ('FFS'), which was incorporated in Illinois on March 25, 1994. FFS sells investment products, including annuities, offered by PrimeVest Financial Services, Inc., a specialty brokerage firm. Customers seeking alternatives to the deposit products at First Federal have access to other financial products through the FFS staff.

     Collectively, Eagle, First Federal and FFS are referred to herein as 'the Company'.
                                   -Page 4

Average Balance Sheets

     The following table sets forth information with respect to average balances of assets and liabilities, dollar amounts of interest income or expense from average interest-earning assets and interest-bearing liabilities, respectively, resultant yields and costs, interest rate spreads, net interest margins and the ratio of interest-earning assets to interest-bearing liabilities for the periods indicated.  Average balances for each period have been calculated using the average of month-end balances during such period, the use of which management of the Company believes are not materially different from averages calculated using the daily balances (amounts in thousands):
FOR THE YEAR ENDED DECEMBER 31, 1996
                                             Average  Interest &   Yield/
                                             Balance   Dividends    Cost
Interest-earning assets <F1>:
  Mortgage loans <F2>                         65,224      4,862     7.45%
  Indirect auto loans                         22,962      1,985     8.64
  Other consumer loans                         8,346        754     9.03
  Other loans                                    848         80     9.43
    Total loans                               97,380      7,681     7.89
  Mortgage-backed securities:
    Collateralized mortgage obligations       19,583      1,153     5.89
    Other mortgage-backed securities          19,499      1,205     6.18
  Investment securities                       13,916        832     5.98
  Overnight and short-term investments         3,106        172     5.54
  Federal Home Loan Bank stock                   760         51     6.71
    Total interest-earning assets            154,244     11,094     7.19
Non-interest-earning assets:
  Office properties and equipment, net         2,997
  Real estate, net                               649
  Other non-interest-earning assets            1,506
    Total assets                             159,396

Interest-bearing liabilities:
  Passbook accounts                           15,462        577     3.73
  NOW accounts                                 5,338         96     1.80
  Money market accounts                        2,964         85     2.87
  Certificates of deposit                    111,859      6,673     5.97
    Total deposits                           135,623      7,431     5.48
  FHLB advances and other borrowed funds       4,386        272     6.20
    Total interest-bearing liabilities       140,009      7,703     5.50
Non-interest bearing liabilities:
  Non-interest bearing deposits                  549
  Other liabilities                            1,682
    Total liabilities                        142,240
Stockholders' equity                          17,156
    Total liabilities and
      stockholders' equity                   159,396

Net interest income                                       3,391
Interest rate spread                                                1.69
Net interest margin                                                 2.20%
Average interest-earning assets to
  average interest-bearing liabilities          1.10x
                                     -Page 5-
FOR THE YEAR ENDED DECEMBER 31, 1995
                                             Average  Interest &   Yield/
                                             Balance   Dividends    Cost
Interest-earning assets <F1>:
  Mortgage loans <F2>                         60,081      4,528     7.54%
  Indirect auto loans                         20,436      1,655     8.10
  Other consumer loans                         6,775        671     9.90
  Other loans                                    490         45     9.18
    Total loans                               87,782      6,899     7.86
  Mortgage-backed securities:
    Collateralized mortgage obligations       19,384      1,175     6.06
    Other mortgage-backed securities          17,347      1,055     6.08
  Investment securities                        9,713        552     5.68
  Overnight and short-term investments         3,335        207     6.21
  Federal Home Loan Bank stock                   683         45     6.59
    Total interest-earning assets            138,244      9,933     7.19
Non-interest-earning assets:
  Office properties and equipment, net         3,234
  Real estate, net                             5,392
  Other non-interest-earning assets            2,673
    Total assets                             149,543

Interest-bearing liabilities:
  Passbook accounts                           13,947        494     3.54
  NOW accounts                                 4,821         86     1.78
  Money market accounts                        3,611        103     2.85
  Certificates of deposit                    113,876      6,612     5.81
    Total deposits                           136,255      7,295     5.35
  FHLB advances and other borrowed funds       1,243         81     6.52
    Total interest-bearing liabilities       137,498      7,376     5.36
Non-interest bearing liabilities:
  Non-interest bearing deposits                  468
  Other liabilities                              802
    Total liabilities                        138,768
Stockholders' equity                          10,775
    Total liabilities and
      stockholders' equity                   149,543

Net interest income                                       2,557
Interest rate spread                                                1.83
Net interest margin                                                 1.85%
Average interest-earning assets to
  average interest-bearing liabilities          1.01x
                                     -Page 6-
FOR THE YEAR ENDED DECEMBER 31, 1994
                                             Average  Interest &   Yield/
                                             Balance   Dividends    Cost
Interest-earning assets <F1>:
  Mortgage loans <F2>                         54,351      4,176     7.68%
  Indirect auto loans                         14,730      1,081     7.34
  Other consumer loans                         5,741        504     8.78
  Other loans                                    526         48     9.13
    Total loans                               75,348      5,809     7.71
  Mortgage-backed securities:
    Collateralized mortgage obligations       20,359      1,184     5.82
    Other mortgage-backed securities          17,311        894     5.16
  Investment securities                       10,046        571     5.68
  Overnight and short-term investments         1,880         94     5.00
  Federal Home Loan Bank stock                   734         43     5.86
    Total interest-earning assets            125,678      8,595     6.84
Non-interest-earning assets:
  Office properties and equipment, net         2,628
  Real estate, net                             6,578
  Other non-interest-earning assets            2,347
    Total assets                             137,231

Interest-bearing liabilities:
  Passbook accounts                           14,991        474     3.16
  NOW accounts                                 4,041         84     2.08
  Money market accounts                        5,596        154     2.75
  Certificates of deposit                     97,950      4,542     4.64
    Total deposits                           122,578      5,254     4.29
  FHLB advances and other borrowed funds       2,762        142     5.10
    Total interest-bearing liabilities       125,340      5,396     4.30
Non-interest bearing liabilities:
  Non-interest bearing deposits                  418
  Other liabilities                            1,111
    Total liabilities                        126,869
Stockholders' equity                          10,362
    Total liabilities and
      stockholders' equity                   137,231

Net interest income                                       3,199
Interest rate spread                                                2.54
Net interest margin                                                 2.55%
Average interest-earning assets to
  average interest-bearing liabilities          1.00x

<F1>
 Does not include interest on loans 90 days or more past due.
<F2>
 Includes one-to-four family, construction, multi-family and commercial real estate loans.

                                   -Page 7-

     The following table sets forth the effects of changing interest rates and volumes of interest-earning assets and interest-bearing liabilities on net interest income.  Information is provided with respect to (i) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume), (ii) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (iii) changes in rate/volume (change in rate multiplied by change in volume) (amounts in thousands):
1996 COMPARED TO 1995
                                              Increase (Decrease) Due To
                                                             Rate/
                                            Rate    Volume   Volume    Net
Interest earning-assets <F1>:
  Mortgage loans <F2>                       (49)      387      (4)     334
  Indirect auto loans                       111       205      14      330
  Other consumer loans                      (59)      156     (14)      83
  Other loans                                 1        33       1       35
    Total loans                               4       781      (3)     782
  Mortgage-backed securities:
    Collateralized mortgage obligations     (34)       12       -      (22)
    Other mortgage-backed securities         17       131       2      150
  Investment securities                      29       239      12      280
  Overnight and short-term investments      (22)      (14)      1      (35)
  Federal Home Loan Bank Stock                1         5       -        6
    Total net change in income on
      interest-earning assets                (5)    1,154      12    1,161

Interest-bearing liabilities:
  Passbook accounts                          26        54       3       83
  NOW accounts                                1         9       -       10
  Money market accounts                       1       (19)      -      (18)
  Certificates of deposit                   181      (117)     (3)      61
    Total deposits                          209       (73)      -      136
  FHLB advances and other borrowed funds     (4)      205     (10)     191
    Total net change in expense on
      interest-bearing liabilities          205       132     (10)     327

Net change in net interest income          (210)    1,022      22      834
                                  -Page 8-
1995 COMPARED TO 1994
                                              Increase (Decrease) Due To
                                                             Rate/
                                            Rate    Volume   Volume    Net
Interest earning-assets (1):
  Mortgage loans (2)                        (79)      440      (8)     353
  Indirect auto loans                       112       419      43      574
  Other consumer loans                       65        90      12      167
  Other loans                                 -        (3)      -       (3)
    Total loans                              98       946      47    1,091
Mortgage-backed securities:
    Collateralized mortgage obligations      50       (57)     (2)      (9)
    Other mortgage-backed securities        159         2       -      161
  Investment securities                       -       (19)      -      (19)
  Overnight and short-term investment        23        73      17      113
  Federal Home Loan Bank Stock                5        (3)      -        2
    Total net change in income on
      interest-earning assets               335       942      62    1,339

Interest-bearing liabilities:
  Passbook accounts                          57       (33)     (4)      20
  NOW accounts                              (12)       16      (2)       2
  Money market accounts                       6       (55)     (2)     (51)
  Certificates of deposit                 1,145       739     186    2,070
    Total deposits                        1,196       667     178    2,041
  FHLB advances and other borrowed funds     39       (78)    (21)     (60)
    Total net change in expense on
      interest-bearing liabilities        1,235       589     157    1,981

Net change in net interest income          (900)      353     (95)    (642)

<F1>
 Does not include interest on loans 90 days or more past due
<F2>
 Includes one-to-four family, construction, multi-family and commercial real estate loans.

                                   -Page 9-
Lending Activities

     First Federal has historically focused primarily on the origination of residential mortgage loans secured by one-to-four family homes. In 1993, First Federal began originating indirect automobile loans through a network of local automobile dealerships. At December 31, 1996, one-to-four family residential mortgage loans totaled 62.7% and indirect automobile loans totaled 21.8% of gross loans. The indirect automobile loans are generally higher yielding and more interest rate sensitive than residential mortgage loans and provide a degree of diversification to the loan portfolio. First Federal has not actively pursued origination of commercial real estate or business loans in recent years but plans to increase activity in these loan types starting in 1997 to add more diversification to the loan portfolio. Commercial real estate and business loans totaled 4.6% of gross loans at December 31, 1996. Home equity loans totaled 4.5% of gross loans at December 31, 1996. First Federal also originates multi-family mortgage loans, construction loans and consumer loans (other than indirect automobile loans) although none of these categories comprise more than 3% of gross loans at December 31, 1996. The following table sets forth the composition of the loan portfolio as of the dates indicated:

                                             December 31,
                                   1996            1995            1994
                              Amount   Pct    Amount   Pct    Amount   Pct
                                         (Amounts in thousands)
Mortgage loans:
  One-to-four family <F1>     67,855  62.7%   53,294  59.2%   53,850  63.6%
  Construction                 1,183   1.1       716    .8        -     -
  Multi-family                 1,562   1.4     1,776   2.0     1,954   2.3
  Commercial real estate       3,827   3.5     4,484   5.0     4,902   5.8
    Total mortgage            74,427  68.7    60,270  67.0    60,706  71.7
Indirect auto loans           23,640  21.8    21,598  24.0    16,708  19.7
Other consumer loans:
  Direct auto                  2,136   2.0     1,515   1.7     1,120   1.3
  Home equity                  4,904   4.5     4,275   4.7     3,872   4.6
  Other consumer               1,479   1.4     1,332   1.5     1,328   1.6
    Total other consumer       8,519   7.9     7,122   7.9     6,320   7.5
Commercial business loans      1,145   1.1       541    .6       496    .6
Accrued interest
  receivable-all loans           563    .5       489    .5       432    .5
Gross loans                  108,294   100    90,020   100    84,662   100

Less:
  Due to borrowers on
    construction loans          (610)           (246)            (50)
  Unearned income               (120)            (81)            (50)
  Allowance for possible
    loan losses                 (923)           (907)           (973)

Net loans receivable         106,641          88,786          83,589

<F1>
 Includes construction loans converted to permanent loans.

Other than the categories listed above, no other concentrations or categories of loans exceeding 10% of total loans are known to exist.
                                  -Page 10-
    One-to-Four Family Residential Lending. The primary lending activity of First Federal has been the origination of first mortgage loans to enable borrowers to purchase new or existing or to construct one-to-four family homes located in First Federal's primary market area. Such lending includes loans secured by detached single-family residences or condominiums and individually owned residences in attached housing containing not more than four separate dwelling units. Representing well over half of the loan portfolio, residential mortgage loans have contributed significantly to interest income and have low delinquency and loss rates. To remain competitive, a variety of mortgage products are offered including fixed or variable rate and term or balloon loans.

     Fixed-rate, fixed-term residential mortgage loans are competitively priced based on market conditions and the cost of funds. Terms of 10, 15, 20 and 30 years are available. First Federal maintains a policy of selling in the secondary market all new fixed-rate, fixed-term residential mortgage loans with terms of over 15 years and some such loans with terms of 15 years depending on market conditions. Loans are sold to either the Federal National Mortgage Association ('FNMA'), a government sponsored agency, or to Fleet Mortgage Company ('Fleet'), a private mortgage investor. At December 31, 1996, fixed-rate, fixed-term loans represented about 40% of the one-to-four family mortgage loans outstanding.

     Adjustable-rate ('ARM') residential mortgage loans having initial adjustment periods of one, three, five or seven years, with annual adjustments thereafter and maturities of up to 30 years, are offered by First Federal. In recent years, the three year ARM has been emphasized and generated the most originations. ARM loans are adjusted at the beginning of each adjustment period based on a fixed spread above the average yield on US Treasury securities as published by the Federal Reserve Board. Generally, ARM loan rate adjustments are limited to 2% per adjustment period and to 6% aggregate over the life of the loan. At December 31, 1996, ARM loans represented about 37% of the one-to-four family mortgage loans outstanding.

     Balloon loans are also offered by First Federal. These loans have a fixed-rate and fixed monthly payments (normally based on a thirty year amortization schedule) but have a five or seven year term at which time the entire unpaid principal balance is due. Borrowers have the option of renewing the loan at then current rates. About 23% of the one-to-four family mortgage loans outstanding at December 31, 1996 were balloon loans.

     Factors such as the general level of interest rates, competition, funds availability and borrower preference all affect the amount and type of loans originated. Generally, borrowers prefer ARM loans in periods of higher interest rates and fixed-rate loans in periods of lower interest rates.

     Because ARM loans allow for adjustment of the interest rate, such loans are retained due to the lower level of interest rate risk compared to fixed-rate, fixed-term loans. Balloon loans also have lower interest rate risk than fixed-rate, fixed-term loans but higher interest rate risk relative to ARM loans since balloon loans usually are repriceable later than ARM loans but sooner than fixed-term loans. ARM loans do have higher credit risk compared to fixed-rate loans due to the possibility of borrower default when interest rates reset higher and monthly payment amounts increase. ARM borrowers are normally qualified at the highest possible rate to reduce credit risk.

     Generally, one-to-four family mortgage loans are underwritten to FNMA guidelines to allow for sale in the secondary market. If the loan to value ratio exceeds 80%, private mortgage insurance is required to cover the excess
                                    -Page 11-
above 80%. With private mortgage insurance, loan to value ratios cannot exceed 95%. Title insurance or attorney's opinion to title is required as is hazard insurance for any property securing mortgage loans.

     Construction Loans. First Federal originates construction loans at the request of borrowers but does not actively solicit such loans. Generally, such loans are for construction of owner-occupied, single-family dwellings and are usually converted to permanent mortgage financing upon completion. The loans usually have variable rates and have maturities of up to twelve months in which time construction must be completed. Loan amounts usually do not
exceed 80% of the estimated value of the completed property.   Credit risk
associated with construction loans is higher than permanent residential loans due to uncertainty as to the final value of the property, possible construction delays or underestimation of construction costs. At December 31, 1996, construction loans totaled $1,183,000, or 1.1% of gross loans.

     Multi-Family Residential Lending. First Federal offers multi-family residential loans but has originated only one loan in the last two years. Such loans usually carry adjustable rates with maturities up to 15 years. Loan to value ratios usually do not exceed 80%. At December 31, 1996, multi-family residential loans totaled $1,562,000, or 1.4% of gross loans.

     Commercial Real Estate Lending. In recent years, First Federal was not active in commercial real estate lending but plans to increase activity in
1997.   Total commercial real estate loans were $3,827,000, or 3.5% of gross loans, at December 31, 1996 and balances have decreased slightly each of the last two years compared to the prior year. Such loans usually have variable rates and maturities up to 15 years. Loans are underwritten based on analysis of the cash flow generated by the business in which the real estate is used and the ability of the borrower to meet payment obligations. In addition to securing the loan with a first mortgage on the real estate, personal guarantees from the business owners are usually sought. Loans are usually limited to 75% of the value of the property.

     Commercial real estate loans have significantly more risk than one-to-four family mortgage loans due to the usually higher loan amounts and the credit risk, which arises from concentration of principal in a smaller number of loans, the effects of general economic conditions on income producing property and the difficulty of evaluating and monitoring the loans. Events that affect the operations and cash flow of the business which is on the secured property must be monitored to ensure the borrower has the ability to repay the loan.

     Indirect Auto Loans. In 1993, First Federal began originating indirect auto loans through a network that includes most local auto dealerships. Loan totals have increased each year since and equaled $23,640,000, or 21.8% of gross loans outstanding, at December 31, 1996. Current policy allows for underwriting of loans on new or used automobiles with maturities between three and five years. All loans are secured by the new or used automobile. Loan amounts on new automobiles are limited to the manufacturer's suggested price while used automobile loan amounts are limited to the retail price as listed in the National Automobile Dealers Association used car guide.

     Following a credit review of the dealer, First Federal enters into a contractual relationship with the dealer. Short response times for credit decisions, consistent application of underwriting standards and immediate funding of indirect loans upon delivery of required documents have allowed First Federal to successfully compete for these loans. First Federal is believed to have the highest volume of indirect loans among local financial
                                -Page 12-
institutions and third highest volume among all local indirect underwriters. Management intends to maintain the same percentage of indirect auto loans to total loans in the future. The amount of indirect loan originations is dependent on the volume of new and used automobile sales and the financing choices of purchasers, factors over which First Federal has no control. Loans have been originated through 24 local dealerships with the highest amount outstanding from any one dealer totalling 17% of the total indirect auto loans outstanding at December 31, 1996.

     Underwriting standards are maintained to assess an applicant's ability to repay amounts due and to verify the adequacy of the automobile financed as collateral. Even with the underwriting standards, the risks inherent in indirect auto lending indicate that some loans will default. Loans secured by assets that depreciate rapidly, such as automobiles, are generally considered to entail greater risks than residential mortgage loans. Through the efforts of a full-time collections officer, loan delinquencies have been kept at or below industry averages. At December 31, 1996, six loans (equaling $44,000 or
 .2% of total indirect loans) were delinquent 90 days or more. No recourse is available from dealerships on loan defaults. The provision for loan losses increased from $100,000 in 1995 to $183,000 in 1996 due in part to the increase in indirect auto loans outstanding in 1996 and the increase in net charge-offs on indirect auto loans to $134,000 in 1996 from $52,000 in 1995.

     Other Consumer Loans. First Federal also originates a variety of other consumer loans including direct auto loans and home equity loans and lines of credit. Direct auto loans are originated following the same underwriting standards as indirect auto loans but are made directly with the borrower rather than through a dealer. Direct auto loans have the same amount and term limits as indirect auto loans and also require as collateral the vehicle purchased with the loan. At December 31, 1996, direct auto loans outstanding totaled $2,136,000 or 2.0% of gross loans outstanding. Direct auto loans are usually made to customers with previous borrowings and or deposit accounts with First Federal.

     Home equity loans and lines of credit are secured by second liens on residential real estate. Home equity loans generally have fixed rates, fixed monthly payments and maturities up to 15 years. Home equity lines of credit have adjustable rates and flexible payment plans depending on the amount actually borrowed. Loan amounts are made up to a maximum 80% loan to value ratio taking into account all other liens on the property. Underwriting standards are virtually the same as for first mortgage loans and originations are not limited to borrowers for whom First Federal holds the first mortgage. At December 31, 1996, home equity loans and lines of credit totaled $4,904,000 or 4.5% of gross loans outstanding. The amount of such loans increased 15% in 1996 from 1995 and First Federal intends to continue to actively solicit such loans, especially home equity lines of credit, in the future.

     First Federal makes a variety of other consumer loans that totaled $1,479,000, or 1.4% of gross loans outstanding as of December 31, 1996. Included in this total are loans to purchase consumer goods, loans secured by deposit accounts and unsecured personal loans. Underwriting standards for these loans vary based on the loan type but all consider the creditworthiness of the borrower and the value of underlying collateral, with secured loans limited to 90% of the value of the underlying collateral. Interest rates and maturities vary depending on the loan type as well. As with direct auto loans these types of loans are generally granted to customers with previous borrowings and or existing deposit accounts with First Federal.
                                -Page 13-
     Commercial Business Lending. As with commercial real estate loans, First Federal has not actively solicited commercial business loans in recent years. As of December 31, 1996, commercial business loans equaled $1,145,000, or 1.1% of gross loans outstanding. Commercial business loans are secured by accounts receivable, inventory, capital stock or real estate of the business and are usually personally guaranteed by the business owners. Risks involved are similar to commercial real estate loans with loan repayment often dependent upon the business generating sufficient cash flow, but commercial business loans carry even more credit risk than commercial real estate loans due to the nature of the collateral underlying the loan. Commercial business loans usually have variable interest rates and maturities up to ten years. First Federal intends to more actively solicit commercial business loans in 1997.

     Loan Originations, Purchases and Sales. First Federal's general policy is to sell all fixed-rate, fixed-term residential mortgage loans with maturities over 15 years at origination to either FNMA or Fleet. Fixed-rate, fixed-term residential mortgage loans with maturities of 15 years and certain adjustable rate and balloon loans may be sold at origination depending on market conditions but general policy is to retain all such loans in First Federal's loan portfolio. Servicing rights are retained on loans sold to FNMA and are not retained on loans sold to Fleet. All loans are sold without recourse. In 1996, $10,776,000 of residential mortgage loans were sold.
Sales to FNMA equaled about 84% of the total amount sold.

     In recent years, First Federal has not made a practice of purchasing whole loans or participations in loans originated by other financial institutions and has not sold participations in loans it originated. Purchases of participations in loans originated by other financial institutions will be considered in the future as one way to increase the amount of commercial real estate and commercial business loans.

     Contractual Principal Repayments.  The following table sets forth information with respect to scheduled contractual maturity of loans receivable at December 31, 1996 (in thousands):
                                          Due after
                               Due in      One Year     Due After
                              One Year      Through       Five
                              or Less     Five Years      Years      Total
Mortgage Loans:
  One-to-four family            3,271        11,040       53,544    67,855
  Construction                  1,183            -            -      1,183
  Multi-family                    110           507          945     1,562
  Commercial real estate          522         1,415        1,890     3,827
    Total mortgage              5,086        12,962       56,379    74,427
Indirect auto loans             7,182        15,816          642    23,640
Other consumer loans
  Direct auto                     797         1,339           -      2,136
  Home equity                   1,653         2,814          437     4,904
  Other consumer                  591           888           -      1,479
    Total other consumer        3,041         5,041          437     8,519
Commercial business loans         137           629          379     1,145
Total loans                    15,446        34,448       57,837   107,731

Demand loans, loans having no stated schedule of repayment and no stated maturity and overdraft loans are reported as due in one year or less. Scheduled repayments are reported in the maturity category in which the payment is due.
                                -Page 14-
 The amount of loans due after one year having predetermined interest rates and floating or adjustable interest rates is as follows (in thousands):

          Fixed          61,996
          Adjustable     30,289

     Loan Commitments. At December 31, 1996, outstanding loan commitments totaled $301,000. Commitments are normally provided to prospective borrowers following approval of a residential mortgage loan application and indicate that at any time within a 30 day period from the date of approval, subject to satisfaction of certain specified conditions, the approved loan will be funded. Unused lines of credit, primarily home equity lines of credit, totaled $3,544,000 at December 31, 1996. In management's opinion, these commitments represent no more than normal lending risk and can be funded from normal sources.

     Loan Origination, Servicing and Other Fees. Origination fees are not collected on most loans but when such fees are collected, the amount is offset against certain direct loan origination costs, then deferred and recognized as an adjustment to interest income over the expected life of the loan. At December 31, 1996, deferred loan fees equaled $80,000. Certain costs paid by First Federal necessary for loan processing and closing, such as the cost of an independent appraisal, credit reports and title insurance, are reimbursed by borrowers. Loans totaling $35,278,000 were serviced for others as of December 31, 1996. Servicing income in 1996 totaled $146,000 which includes $51,000 recognized as a net servicing asset in 1996 as a result of the adoption of Statement of Financial Accounting Standards No. 122, 'Accounting for Mortgage Servicing Rights.' Fees may also be collected in connection with loan modifications, late payments, prepayments and for other miscellaneous loan related services all of which are recognized as non-interest income upon receipt.

     Loans to One Borrower. Under OTS regulations, First Federal is generally subject to the same loans-to-one borrower limits that apply to national banks. Generally, loans and extensions of credit at one time to one borrower (and certain related entities of the borrower) may not exceed 15% of First Federal's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus for loans fully secured by certain readily marketable collateral. First Federal's lending limit for loans to one borrower as of December 31, 1996 was approximately $2,400,000. As of the same date, no single borrower had loans exceeding $700,000.

     Delinquencies. Borrowers with loans 30 days past due are initially notified by letter and then contacted by telephone by the collections officer or other loan personnel. These reminders cure most delinquencies with no legal action necessary. With respect to residential mortgage loans and consumer loans other than indirect auto loans, if the delinquency exceeds 90 days, measures to enforce remedies resulting from the default, including mailing a 30 day notice of the commencement of a foreclosure action or the repossession of collateral, are instituted. With respect to indirect auto loans, repossession of collateral is initiated if the loan is 60 days past due. Delinquencies on multi-family and commercial real estate and business loans are addressed on a case by case basis.
                                   -Page 15-
 The following table sets forth
information with respect to loans past due 60-89 days and over 90 days at the dates indicated (in thousands):

                                             December 31,
                               1996             1995             1994
                           60-89  Over 90   60-89  Over 90   60-89  Over 90
                            Days    Days     Days    Days     Days    Days
Mortgage loans:
  One-to-four family         288     310      165     305      344     149
  Construction                -       -        -       -        -       -
  Multi-family                -       -        -       -        19      -
  Commercial real estate      -      333       -      146       -      145
    Total mortgage           288     643      165     451      363     294
Indirect auto loans           49      44        4      51       53      11
Other consumer loans
  Direct auto                 22       7        8      -         -       9
  Home equity                 13      -         -      10        3      -
  Other consumer               6      11        5       1        4      55
    Total other consumer      41      18       13      11        7      64
Commercial business loans     81      -         -      -       100      29
  Total                      459     705      182     513      523     398

  Percent of Gross Loans    0.42%   0.65%    0.20%   0.57%    0.62%   0.47%

     Non-Performing Assets. All loans 90 days or more past due are placed on non-accrual status unless such loans are adequately collateralized and in the process of collection. At December 31, 1996, 1995 and 1994, all loans 90 days or more past due were on non-accrual status. Interest income on such loans is recognized only upon cash receipt and such loans are returned to accrual status only after all contractually past due payments are brought current and management believes collection of outstanding principal and interest is not in doubt. Additional interest income that would have been recognized on non-accrual loans, had each been current, totaled $40,000, $28,000 and $24,000, respectively, in 1996, 1995 and 1994. In addition to non-accrual loans, other assets classified as non-performing include troubled debt restructuring, repossessed automobiles and certain real estate owned. Real estate owned includes property acquired through foreclosure, property upon which a judgment of foreclosure has been entered but for which no foreclosure sale has yet taken place, property which is in substance foreclosed and property acquired for investment purposes.

     As of December 31, 1996 and 1995, real estate owned consisted entirely of property acquired for investment purposes. In late 1995, First Federal sold for $5,900,000 a property acquired through foreclosure in 1993. A loan for $6,500,000 had been made to a manufacturer for construction of a warehouse facility on the property. The purchaser paid cash at the closing with no unusual terms or conditions attached to the sale. The significant decline in real estate owned from December 31, 1994 to December 31, 1995 was the result of this sale. At December 31, 1996, the largest parcel of real estate owned was 32 acres of industrial property valued at $600,000 acquired in 1992. Sale of this property is being actively pursued.
                                    -Page 16-
  The following table sets forth
information with respect to non-performing assets (in thousands):

                                                  December 31,
                                          1996        1995        1994
Mortgage loans:
  One-to-four family                       310         305         149
  Construction                              -           -           -
  Multi-family                              -           -           -
  Commercial real estate                   333         146         145
    Total mortgage                         643         451         294
Indirect auto loans                         44          51          11
Other consumer loans
  Direct auto                                7          -            9
  Home equity                               -           11          -
  Other consumer                            11          -           55
    Total other consumer                    18          11          64
Commercial business loans                   -           -           29
  Total Non-Accrual Loans                  705         513         398

Real estate owned                          653         644       6,413
Troubled debt restructuring                 -           -           -
Repossessed automobiles                     76          46          41
  Total Non-Performing Assets            1,434       1,203       6,852

  Percent of Total Assets                 0.83%       0.80%       4.86%

     Classified Assets. OTS regulations and First Federal policy require the review and classification of assets on a regular basis. First Federal performs such a review quarterly. Regulatory examiners also have the authority to review and, if appropriate, classify assets as part of their regular examination procedures. Problem assets can be classified as either substandard, doubtful or loss. Substandard assets have one or more defined weaknesses and the distinct possibility exists that a loss will be sustained if the weaknesses are not corrected. Doubtful assets have the weaknesses of substandard assets and, based on current information, the weaknesses make collection or liquidation in full questionable resulting in the high probability of loss. Loss assets are considered uncollectible and of such little value that continued treatment of the asset as an asset is not warranted. Insured institutions such as First Federal are required to establish a prudent general allowance for loan losses with respect to assets classified as substandard or doubtful. Assets classified as loss are required to either be charged-off or to be offset 100% with a specific allowance. The following table sets forth information with respect to the classification of assets as of December 31, 1996 (in thousands):

          Substandard assets                       547
          Doubtful assets                           40
          Loss                                      68
            Total Classified Assets                655

            Percent of Total Assets               0.38%

     Allowance for Loan Losses. The allowance for loan losses was established to recognize the risks inherent with lending activities and may consist of a general allowance and a specific allowance. A specific allowance reserves against specific assets with respect to which a loss may be realized. A general allowance reserves against the entire loan portfolio. Allowances for loan loss are determined through analysis of factors such as past loan loss
                                 -Page 17-
experience, current loan volume, growth and composition of the loan portfolio, local and national economic conditions and other factors deemed appropriate by management.

     Evaluation of the allowance for loan losses is undertaken at least quarterly. This evaluation includes a review of all loans for which full collectibility is not reasonably assured and includes an estimation of the market value of collateral underlying problem loans, prior loss experience, economic conditions, overall portfolio quality and other factors. The allowance for loan losses, including general and specific reserves, are subject to review by the OTS, which can require First Federal to establish additional general or specific reserves. Provisions for loan losses are charged against earnings in the year established. Loan losses are charged against the allowance and recoveries of loans previously charged against the allowance are added back to the allowance.

     The provision for loan losses in 1996 was $183,000. This provision was deemed appropriate due to the growth of the loan portfolio and an increase in net charge-offs to $167,000 in 1996 from $66,000 in 1995. The 1996 provision relates primarily to consumer loans the outstanding total of which increased 12% in 1996 from 1995. As total consumer loans outstanding have increased in recent years, net charge-offs related to consumer loans have also increased. Management will continue to monitor actual experience with the consumer loan portfolio as part of the determination of future provisions. Management believes that the allowance for loan losses at December 31, 1996 is adequate though there can be no assurance as to the adequacy of the allowance or the need for additional provisions for loan losses that may adversely impact earnings of the Company.
                                  -Page 18-
 The following table sets forth information with respect to activity in the allowance for loan losses for the years indicated (in thousands):

                                         For the Year Ended December 31,
                                          1996        1995        1994
Allowance for loan loss at
  beginning of period                      907         873         946

Provision for loan losses                  183         100         (32)

Charge-offs:
  Mortgage loans:
    One to four family                       1          -           -
    Construction                            -           -           -
    Multi-family                            -           -           -
    Commercial real estate                  -           -           -
      Total mortgage                         1          -           -
  Indirect auto loans                      145          54          30
  Other consumer loans
    Direct auto                             21           9          -
    Home equity                             -           -           -
    Other consumer                          11           5          13
      Total other consumer                  32          14          13
  Commercial business loans                 -           -           -
    Total charge-offs                      178          68          43

Recoveries:
  Mortgage loans:
    One to four family                      -           -            2
    Construction                            -           -           -
    Multi-family                            -           -           -
    Commercial real estate                  -           -           -
      Total mortgage                        -           -            2
  Indirect auto loans                       11           2          -
  Other consumer loans
    Direct auto                             -           -           -
    Home equity                             -           -           -
    Other consumer                          -           -           -
      Total other consumer                  -           -           -
  Commercial business loans                 -           -           -
    Total recoveries                        11           2           2

Net charge-offs                           (167)        (66)        (41)

Allowance for loan loss at
  end of period                            923         907         873

Allowance for loan losses to total
  loans outstanding at end of period      0.85%       1.01%       1.03%

Net charge-offs to average loans
  outstanding during the period           0.17%       0.08%       0.05%

                                     -Page 19-

     The following table sets forth information with respect to the breakdown of the allowance for loan losses by loan category at the dates indicated
(amounts in thousands):
                                             December 31,
                                 1996            1995            1994
                              Loan  Percent   Loan  Percent   Loan  Percent
                              Loss    of      Loss    of      Loss    of
                             Amount  Loans   Amount  Loans   Amount  Loans
Mortgage loans:
  One to four family           352   0.52%     250   0.47%     278   0.52%
  Construction                   6   0.51       -      -        -      -
  Multi-family                  16   1.02       18   1.01       20   1.02
  Commercial real estate       127   3.32      334   7.45      327   6.67
    Total mortgage             501   0.67      602   1.00      625   1.03
Indirect auto loans            244   1.03      221   1.02      170   1.02
Other consumer loans
  Direct auto                   23   1.08       15   0.99       12   1.07
  Home equity                   36   0.73       57   1.33       40   1.03
  Other consumer                15   1.01        1   0.08        1   0.08
    Total other consumer        74   0.87       73   1.02       53   0.84
Commercial business loans        6   0.52       11   0.60        2   0.40
Unallocated                     98     -        -      -        23     -
Total Allowance for Loan Loss  923   0.85      907   1.01      873   1.03

Loan Loss Amount represents the portion of the allowance for loan loss allocated to each loan category. Percent of Loans represents the ratio of the allowance for loan loss for each category to the total amount of loans in the same category.

Investment Activities

     General. The Company is permitted under federal law to make investments in securities issued by the U.S. government, various federal agencies and state and municipal governments, in deposits at the Federal Home Loan Bank, in certificates of deposit and federal funds at federally insured institutions and in other earning assets within certain limitations. The Board of Directors has established and periodically reviews the investment policy, the objectives of which include holding investments that provide and maintain liquidity and generate a favorable return without incurring undue interest rate risk. At present, the investment securities portfolio includes mortgage-backed and related securities and securities issued or guaranteed by the U.S. government and various federal agencies. In recent years, no investment products designed to hedge interest rate risk, such as futures, options, swaps or other derivative securities, have been purchased or held. All investment securities are designated as 'available-for-sale' and are reported at fair value as of December 31, 1996. Investment securities can also be designated as 'trading securities' or 'held-to-maturity' according to Generally Accepted Accounting Principals and regulatory guidelines but no securities have been so designated in recent years.

     Mortgage-Backed and Related Securities. Mortgage-backed securities represent a participation interest in a pool of mortgages, the principal and interest payments of which are passed through intermediaries, who pooled and repackaged the participation interest as securities, to investors. Intermediaries include quasi-governmental agencies such as Federal Home Loan Mortgage Corp. ('FHLMC'), Federal National Mortgage Association ('FNMA') and Government National Mortgage Association ('GNMA'), each of whom guarantees or insures payment of principal and interest to investors. By virtue of the
                               -Page 20-
guarantees, mortgage-backed securities generally increase the quality of the Company's assets. In addition, mortgage-backed securities can be used to collateralize borrowings or other obligations of the Company and are generally more liquid than mortgage loans. Mortgage loans with similar interest rates and maturities are normally pooled so that the characteristics of the mortgage-backed security, which will mirror the underlying mortgage loans, can be reasonably defined. Mortgage-backed securities can have fixed or adjustable interest rates.

     Mortgage-backed security holders assume the interest rate risk characteristics of the underlying pool of mortgage loans. Prepayments made by the mortgage loan holders are passed on to the security holders which can adversely affect the yield to maturity and market value of the mortgage-backed security. Prepayment assumptions, based on historical performance, are used to determine anticipated maturity dates, which are then used to amortize premium or discount on a level yield basis. When actual prepayments on a mortgage-backed security differ from previous assumptions, adjustments to anticipated maturity dates may be necessary. At December 31, 1996, mortgage-backed securities with a book value of $19,685,000 and a market value of $19,612,000 were held.

     Mortgage related securities were created to reduce the prepayment risk associated with mortgage-backed securities. Collateralized mortgage obligations ('CMOs') and real estate mortgage investment conduits ('REMICs'), issued in a variety of legal forms by both quasi-government agencies and private entities, are aggregate pools of mortgage-backed securities or mortgage loans. Once combined, separate classes or tranches of individual securities are created each having designated priority to future cash flows. As principal and interest payments are received on the underlying pools or mortgage loans, the class or tranche with highest priority is first to receive such payments. Once a class or tranche is fully paid out, the cash flows are directed to the class or tranche with the next highest priority. Security purchasers can buy certain classes or tranches with reasonable expectation as to when principal will be repaid. Prepayment risk is reduced with CMOs and REMICs compared to mortgage-backed securities but is not eliminated since changes in the general level of interest rates can affect prepayment rates. The market value of CMOs and REMICs, most of which have fixed interest rates, can also be more affected by the general level of interest rates than adjustable rate mortgage-backed securities. At December 31, 1996, CMOs with a book value of $18,125,000 and a market value of $17,833,000 were held.

     Regulatory policy requires at least an annual 'stress' test of mortgage related securities to determine if price volatility under a 200 basis point interest rate shock for each security exceeds a benchmark 30 year mortgage-backed security. Securities that fail the stress test are considered high risk and may only be purchased to reduce interest rate risk. Regulators can require institutions to dispose of such high risk securities. At December 31, 1996, First Federal held two mortgage-related securities, with a book value of $1,720,000 and a market value of $1,690,000, that were considered high risk by virtue of failing the stress test. To date, the OTS has not required the disposal of the securities. No new mortgage-related securities were purchased in 1996.

     Other Investment Securities. First Federal also owns U.S. government, federal agency and state and municipal securities in addition to stock in the Federal Home Loan Bank of Chicago. At December 31, 1996, the book value of other investment securities held was $16,583,000 and the market value was $16,438,000.
                                   -Page 21-
  The table below sets forth information with respect to the carrying value of investment securities at the dates indicated (in thousands):

                                                    December 31,
                                           1996         1995        1994
Mortgage-backed securities:
  Collateralized mortgage obligations     18,125       21,305      19,974
  Other mortgage-backed                   19,685       20,286      15,151
U.S. government and agencies              15,181       10,664       9,684
Other securities                             447          482         521
FHLB stock                                   955          694         650
  Total investments, at carrying value    54,393       53,431      45,980

     The following table sets forth information with respect to the carrying value, weighted average yields and scheduled maturities of investment securities at December 31, 1996 (amounts in thousands):

                                              Over One        Over Five
                       One Year or Less    to Five Years    to Ten Years
                                Weighted          Weighted          Weighted
                       Carrying Average  Carrying Average  Carrying Average
                         Value   Yield     Value   Yield     Value   Yield
Mortgage-backed securities:
  Collateralized mortgage
    obligations             82   5.66%     1,940   5.76%     1,656   5.79%
  Other mortgage-backed    745   7.07        208   5.01        911   5.89
U.S. government and
  agencies                 215   6.07     13,467   5.91      1,499   6.99
Other securities            26   7.60        212   8.47        138   7.60
FHLB stock
  Total Investments      1,068   6.77%    15,827   5.91%     4,204   6.30%

                                Over Ten Years        Total
                                        Weighted          Weighted
                               Carrying Average  Carrying Average   Market
                                 Value   Yield     Value   Yield     Value
Mortgage-backed securities:
  Collateralized mortgage
    obligations                 14,447   5.63%    18,125   5.66%    17,833
  Other mortgage-backed         17,821   6.70     19,685   6.68     19,612
U.S. government and
  agencies                                        15,181   6.02     15,036
Other securities                    71   7.60        447   8.01        447
FHLB stock                         955   6.75        955   6.75        955
  Total Investments             33,294   6.25%    54,393   6.17%    53,883

     With the exception of the U.S. government and federal agencies, as of December 31, 1996, the Company did not hold securities of any one issuer the aggregate total of which exceeded 10% of stockholder's equity.

Deposit Activities and Other Sources of Funds

     General. Primary sources of funds for use in lending, investing and other general purposes are deposits and proceeds from principal and interest payments on loans, mortgage-backed and other securities and FHLB advances. Contractual loan repayments are a relatively stable source of funds while loan and mortgage-backed security prepayments and deposit inflows and outflows are significantly influenced by general interest rate levels and money market
                                 -Page 22-
conditions. Borrowings can be used to increase liquidity on a short-term basis and on a long-term basis for general operational purposes.

     Deposit Accounts. A variety of deposit products are offered to customers in the primary market area. Non-interest bearing checking accounts, negotiable order of withdrawal ('NOW') accounts, money market accounts and passbook savings accounts, with several variations of each available, are the types of demand accounts offered. Demand account terms vary based on minimum balance requirements, withdrawal restrictions and interest rates. In 1996, Visa check cards were added to the features available on certain demand accounts. Time certificate of deposit accounts, with maturities of up to six years, are also offered. Interest rates offered on all accounts are reviewed by management and subject to change as deemed necessary. The flow of deposits is greatly influenced by general economic conditions, changes in money market and local interest rates and competition. Brokered deposits are not solicited or accepted.

     First Federal attracts and maintains deposit accounts, in part, because of its tradition of customer service and seventy-seven years as a locally owned and managed savings association. Locally competitive interest rates, convenient locations with hours of service designed to meet customer needs and membership in a nationwide ATM network are used by First Federal to attract customers. From December, 1994 through July, 1995, First Federal offered to match competitor's terms on certain fixed-rate, fixed-term certificates of deposit. From December 31, 1994 to December 31, 1995, total certificates increased 15% to $114,999,000. Since the program was discontinued, certificate balances have gradually decreased slightly to $109,072,000 at December 31, 1996. The following table sets forth information with respect to the average amount outstanding and the weighted average rate paid on the categories of deposit accounts listed for the years indicated (amounts in thousands):

                                  For the Year Ended December 31,
                              1996             1995              1994
                                Average          Average           Average
                        Average  Rate    Average   Rate    Average   Rate
                        Balance  Paid    Balance   Paid    Balance   Paid
Demand Accounts:
  Non-interest bearing      549  0.00%       468   0.00%       418   0.00%
  NOW                     5,338  1.80      4,821   1.78      4,041   2.08
  Money market            2,964  2.87      3,611   2.85      5,596   2.75
  Passbook               15,462  3.73     13,947   3.54     14,991   3.16
    Total Demand         24,313  3.13     22,847   2.99     25,046   2.84

Certificate of Deposit Accounts:
  6 months or less        9,335  4.95     11,863   5.24     14,816   3.46
  7 to 12 months         27,011  5.71     27,608   5.57     24,886   3.77
  13 to 24 months        18,390  6.17     18,733   5.54     16,001   4.46
  25 to 36 months        27,509  5.94     26,050   5.64     19,396   5.02
  37 to 60 months        12,077  6.30     12,187   6.65     11,096   6.88
  Over 60 months         10,117  6.61      9,643   6.59      6,083   5.85
  Jumbo                   7,420  6.31      7,792   6.46      5,672   5.02
    Total Certificates  111,859  5.97    113,876   5.81     97,950   4.64

    Total Deposits      136,172  5.48%   136,723   5.35%   122,996   4.29%

                                     -Page 23-

   The following table sets forth information with respect to the maturity of jumbo time certificates of deposit as of December 31, 1996. Jumbo time certificates of deposit require minimum deposits of $100,000. No other time deposits of $100,000 or more are outstanding (in thousands):

                                                 Amount
Due in three months or less                       2,042
Due in over three through six months                900
Due in over six through twelve months             1,675
Due in over twelve months                         3,441

     Borrowings. Prior to 1996, First Federal had relied on advances from the FHLB of Chicago only in the event of a reduction in available funds from other sources. In the last six months of 1996, FHLB advances were used to fund loan originations rather than more traditional sources of funds due to the lower cost of the advances. In 1997, First Federal plans to continue to use FHLB advances as a source of funds. Advances are available with a variety of terms including fixed or variable rate and open line or fixed maturity. Most fixed maturity advances allow prepayments under certain conditions. At December 31, 1996, FHLB advances totaled $15,300,000. Of this amount, $7,300,000 had variable rates. All advances had fixed maturity dates. All advances are secured by stock in the FHLB and a blanket floating lien on First Federal's one-to-four family residential mortgage loans. The FHLB determines the creditworthiness of and sets a credit limit for each institution. The following table sets forth information with respect to FHLB advances at the end of and during the periods indicated (amounts in thousands):

                                 At and For the Year Ended December 31,
                                        1996              1995
Balance on December 31                 15,300                -
Highest month-end balance              19,100             5,000
Average balance during the year         4,342             1,075
Average rate during the year             6.20%             6.49%
Average rate at year-end                 5.73%               -

     During 1996 and 1995, First Federal entered into repurchase agreements under which funds were borrowed in exchange for investment securities pledged to and held by counterparties. No such agreements were in effect at any month end in 1996 or 1995, including December. The average amount of repurchase agreements outstanding was $44,000 and $171,000 and the average rate paid on the repurchase agreements were 5.25% and 6.78% in 1996 and 1995, respectively. Repurchase agreements are usually used as a source of funds for short periods of time. In certain circumstances, repurchase agreements may be used as a source of funds in the future but there are no plans to make frequent use of this source of funds.

     At December 31, 1996, the Company had 42 full-time and 16 part-time employees none of whom were represented by a union or collective bargaining group. The Company considers its relations with employees to be satisfactory.

	REGULATION AND SUPERVISION

General

First Federal is chartered under federal law by the OTS. It is a member of the FHLB System, and its deposit accounts are insured up to legal limits by the FDIC under the SAIF. The OTS is charged with overseeing and regulating First Federal's activities and monitoring its financial condition.
                               -Page 24-
This regulatory framework sets parameters for First Federal's activities and operations and grants the OTS extensive discretion with regard to its supervisory and enforcement powers and examination policies. First Federal files periodic reports with the OTS concerning its activities and financial condition, must obtain OTS approval prior to entering into certain transactions or initiating new activities, and is subject to periodic examination by the OTS to evaluate the First Federal's compliance with various regulatory requirements.

Eagle is a savings and loan holding company and, like First
Federal, is subject to regulation by the OTS.   As part of this regulation,
Eagle is required to file certain reports with, and is subject to periodic examination by, the OTS.

Recent Legislative and Regulatory Developments

During calender year 1996, several new laws and regulations were adopted that affect savings associations like First Federal.

Deposit Insurance Reform Legislation.  The SAIF and the Bank
Insurance Fund (the 'BIF') were required by law to achieve and maintain a ratio of insurance reserves to total insured deposits equal to 1.25 percent. The BIF reached this required reserve ratio during 1995, while some predictions indicated the SAIF would not reach this target until the year 2002. The SAIF had not grown as quickly as the BIF for many reasons, but in large part because almost half of SAIF premiums had to be used to retire bonds issued by the Financing Corporation ('FICO Bonds') in the late 1980's to recapitalize the Federal Savings and Loan Insurance Corporation.

Until 1995, the SAIF and BIF deposit insurance premium rate schedules had been identical. But in-mid 1995, the FDIC issued final rules modifying its assessment rate schedules for SAIF and BIF member institutions. Under the revised schedule, SAIF members continued to pay assessments ranging from $0.23 to $0.31 per $100 of deposits, while BIF members paid assessments ranging from zero to $0.27 per $100 of deposits. But the majority of BIF members paid only the $2,000 minimum annual premium. Thrift industry representatives argued that this significant premium differential caused savings associations to operate at a competitive disadvantage to their BIF-insured bank counterparts.

On September 30, 1996, President Clinton signed the Deposit
Insurance Funds Act of 1996 ('DIFA') that was part of the omnibus spending bill enacted by Congress at the end of its 1996 session. DIFA mandated that the FDIC impose a special assessment on the SAIF-assessable deposits of each insured depository institution at a rate applicable to all such institutions that the FDIC determined would cause the SAIF to achieve its designated reserve ratio of 1.25 percent as of October 1, 1996. The assessment was based on the amount of SAIF-insured deposits owned by each institution as of March 31, 1995, the record date established in the original drafts of the legislation. DIFA allowed the FDIC to exempt any insured institution that it determined to be weak from paying the special assessment if the FDIC determined that the exemption would reduce the risk to the SAIF.

DIFA provides that the FDIC may not set semiannual assessments with respect to SAIF or BIF in excess of the amount needed to maintain the
1.25 percent designated reserve ratio or, if the reserve ratio is less than the designated reserve ratio, to increase the reserve ratio to the designated reserve ratio.
                                  -Page 25-
'Oakar' banks (i.e., BIF-member banks holding SAIF deposits) are eligible for a 20 percent discount from the special assessment with respect to the SAIF-insured deposits they own, provided the ratio of SAIF-insured deposits to total deposits they owned as of June 30, 1995 was 50 percent or, in some cases, 75 percent. Some 'Sasser' banks (i.e., SAIF-member banks that converted to state savings banks or commercial banks) are also eligible for this reduced assessment rate.

On October 10, 1996, the FDIC adopted a final rule governing the payment of the SAIF special assessment. The FDIC imposed a special assessment in the amount of 65.7 basis points, which is less than the 85-95 basis points estimated during the early stages of the law's enactment in 1995. The SAIF special assessment was due by November 27, 1996. First Federal's portion of this special assessment amounted to $875,000 on a pre-tax basis. First Federal paid this amount to the FDIC during its fiscal third quarter ended September 30, 1996, as mandated by the Financial Accounting Standards Board that ruled that the SAIF special assessment should be recorded as an ordinary non-interest expense for the quarter ended September 30, 1996 for calender year reporting institutions. DIFA also confirmed that the special assessment is tax deductible.

In response to the recapitalization of the SAIF, the FDIC announced on December 11, 1996 that deposit insurance rates for most savings associations insured under the SAIF would be lowered to zero effective January 1, 1997. BIF-insured institutions would also no longer have to pay the $2,000 minimum for deposit insurance, thereby equalizing deposit premiums for savings associations and banks.

Merger of SAIF and BIF. DIFA mandates the merger of the SAIF and BIF, effective January 1, 1999, but only if no insured depository institution is a savings association on that date. The combined deposit insurance fund will be called the 'Deposit Insurance Fund', or 'DIF'.

FICO Bond Payments.  Before DIFA, federal regulators and thrift industry trade groups were predicting that a default would occur on the FICO Bonds as early as 1998, as SAIF-assessable deposits continued to decline.
DIFA amends The Federal Home Loan Bank Act to impose the FICO assessment against both SAIF and BIF deposits beginning after December 31, 1996. But the assessment imposed on insured depository institutions with respect to any BIF-assessable deposit will be assessed at a rate equal to one-fifth of the rate (approximately 1.3 basis points) of the assessments imposed on insured depository institutions with respect to any SAIF-assessable deposit
(approximately 6.7 basis points).   The FICO assessment for 1996 was paid
entirely by SAIF-insured institutions. BIF-insured banks will pay the same FICO assessment as SAIF-insured institutions beginning as of the earlier of December 31, 1999 or the date as of which the last savings association ceases to exist.

Deposit Shifting. DIFA provides that until the earlier of December 31, 1999 or the date as of which the last savings association ceases to exist, the Office of the Comptroller of the Currency (the 'OCC'), the FDIC, the Board of Governors of the Federal Reserve System, and the OTS will take appropriate actions, including enforcement actions and denial of applications, to prevent insured depository institutions from facilitating or encouraging the shifting of deposits from SAIF-assessable deposits to BIF-assessable deposits for the purpose of evading the assessments imposed on insured depository institutions with respect to SAIF-assessable deposits.
                              -Page 26-
Bad Debt Recapture.  The Small Business Job Protection Act of
1996, signed by President Clinton on August 20, 1996, removed a significant tax obstacle for savings associations that desire to become commercial banks. It also eliminated a potential impediment to business combinations between banks and thrifts and the creation of a new depository institution charter.

Before this new law, savings associations that converted to commercial banks had to change their method of accounting for bad debt reserves, which forced a recapture of the savings association's untaxed bad debt reserves into taxable income. Under prior law, savings associations were allowed to use the reserve method for establishing bad debt reserves. This meant in recent years they could deduct up to 8 percent of their taxable income each year as a charge for bad debts, regardless of their actual loan loss experience. Since the 1950's, this deduction has steadily declined from its initial rate of 100 percent. These annual deductions resulted in significant tax savings for savings associations and an accumulation by savings associations of untaxed income.

Under the new law, a savings association's base-year reserves established before 1988 will not be taxed should it convert to a commercial bank. But reserves created after 1987 would be recaptured into taxable income ratably over six years (beginning with the first tax year after December 31, 1995) whether or not a savings association converts to a commercial bank. Recapture of post-1987 reserves may be deferred until after January 1, 1998 if the savings association maintains a high level of residential loan originations. In the future, all savings associations must account for bad debts under tax rules applicable to commercial banks.

Relaxation of the Qualified Thrift Lender Test.  In September
1996, the Economic Growth and Regulatory Paperwork Reduction Act of 1996 became law (the 'Economic Growth Act of 1996'). In the past, savings associations were required to satisfy a qualified thrift lender test ('QTL' test) by maintaining 65 percent of their portfolio assets (defined as all assets minus intangible assets, property used by the association in conducting its business and liquid assets equal to 20% of total assets) in certain 'qualified thrift investments' (primarily residential mortgages and related investments, including certain mortgage-backed securities) on a monthly basis in nine out of every twelve months.

The Economic Growth Act of 1996 liberalized the QTL test for savings associations by permitting them to satisfy a similar-but-different 60 percent asset test under the Internal Revenue Code. Alternatively, savings associations may meet the QTL test by satisfying a more liberal 65 percent asset test that allows an institution to include small business, credit card and education loans as qualified investments for purposes of the test. Furthermore, consumer loans now count as qualified thrift investments up to 20 percent of portfolio assets. On November 27, 1996, OTS issued an interim final rule that implements provisions of the Economic Growth Act of 1996, including the amended QTL test.

Increased Commercial and Consumer Lending Authority.  Before the
Economic Growth Act of 1996, federal savings associations were able to lend up to 10 percent of their assets in commercial business loans (i.e., secured or unsecured loans for commercial, corporate, business, or agricultural purposes) and, subject to OTS approval for a higher amount, up to 400 percent of their capital in commercial real estate loans. In addition, federal savings associations were permitted to make consumer loans (i.e., loans for personal, family or household purposes) in an amount not to exceed 35 percent of their
                                  - Page 27-
assets.

The Economic Growth Act of 1996 amended the commercial-lending-asset limit by increasing the ceiling from 10 percent to 20 percent, but provides that amounts in excess of 10 percent may be used only for small business loans. Moreover, the new law exempts credit card and educational loans from any percentage of asset limitations applicable to consumer loans. The interim final rule issued by the OTS on November 27, 1996, defines a 'small business loan' as one which meets the Small Business Administration size eligibility standards. This definition also applies for purposes of the new QTL test.

Effective October 30, 1996, the OTS (as part of its regulatory streamlining project) amended its lending regulations for federal savings associations to remove the requirement that commercial loans made at the service corporation level be aggregated with the 10 percent of assets limit on commercial lending.

Charter Overhaul. Proposals to eliminate the savings association charter have been considered by the U.S. Congress several times in recent years. DIFA mandates that the Secretary of the Treasury conduct a study of all issues which the Secretary considers to be relevant with respect to the development of a common charter for all insured depository institutions and the abolition of separate and distinct charters between banks and savings associations.

The Secretary of the Treasury must submit a report to the Congress on or before March 31, 1997, containing the findings and conclusions of the Secretary in connection with this study. The report must include a detailed analysis of each issue the Secretary considers relevant to the subject of the study, recommendations of the Secretary with regard to the establishment of a common charter for insured depository institutions and such recommendations for legislative and administrative action as the Secretary determines to be appropriate to implement the recommendations of the Secretary.

Regulatory Relief for Thrifts and Banks. The Economic Growth Act of 1996 included dozens of changes to financial institution laws granting regulatory relief to financial institutions (including savings associations) and simplifying and streamlining the regulatory application process with respect to certain transactions. Many existing laws were affected by the new legislation, including the Truth in Lending Act (the 'TILA'), the Real Estate Settlement Procedures Act, the Truth in Savings Act, the Fair Credit Reporting Act, the Home Mortgage Disclosure Act and Fair Lending, among others. In particular, the new law expands the definition of a small depository institution that qualifies for an extended examination cycle (18 rather than 12 months) to include institutions with assets of $250 million (as opposed to the former $175 million asset threshold).

Environmental Liability Reform.  On September 30, 1996, President
Clinton signed into law amendments to the Comprehensive Environmental Response Compensation and Liability Act ('CERCLA'). These amendments provide relief for lenders in connection with their liability for environmental contamination in making and administering loans.

Overhaul of Thrift Conflict of Interest, Corporate Opportunity and
Corporate Governance Rules. For several years the OTS has been engaged in an extensive review of its regulations to identify regulations that are obsolete and areas where regulatory streamlining is appropriate. This review has
                                    -Page 28-
culminated in several substantial revisions to OTS regulations. In 1996, the OTS issued final regulations streamlining its regulations in the areas of lending and investment authority, corporate governance, subsidiaries and equity investments and conflicts of interest, among others. As a result of this project, many OTS regulations have been removed to the OTS Thrift Activities Handbook.

New Thrift Subsidiary and Equity Investment Rules.  On December
18, 1996, the OTS issued a final rule updating and streamlining its regulations governing subsidiary and equity investments. The regulation recasts operating subsidiaries and service corporations as 'subordinate organizations,' revises the list of permissible activities for service corporations, confirms federal preemption of state law regarding the activities of operating subsidiaries and clarifies the application process for establishing subordinate organizations. The new rule also codifies the authority of a federal savings association to invest in certain pass-through investments, such as limited partnerships and mutual funds.

Federal-Savings-Association Regulation

Business Activities. The activities of savings associations are governed by the Home Owners' Loan Act, as amended (the "HOLA"), and, in certain respects, the Federal Deposit Insurance Act (the "FDI Act"). The HOLA and the FDI Act were amended by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FIRREA was enacted for the purpose of resolving problem savings associations, establishing a new thrift insurance fund, reorganizing the regulatory structure applicable to savings associations, and imposing bank-like standards on savings associations. FDICIA, among other things, requires that federal banking regulators intervene promptly when a depository institution experiences financial difficulties, mandates the establishment of a risk-based deposit insurance assessment system and requires imposition of numerous additional safety and soundness operational standards and restrictions. FIRREA and FDICIA both contain provisions affecting numerous aspects of the operations and regulations of federally-insured savings associations and empowers the OTS and the FDIC, among other agencies, to promulgate regulations implementing its provisions.

Branching.  A federally-chartered savings association, like First
Federal, can establish branches in any state or states in the United States and its territories, subject to a few exceptions. The exercise by the OTS of its authority to permit interstate branching by federal savings associations is preemptive of any state law purporting to address the subject of branching by a federal savings association.

Loans to One Borrower.  Under HOLA, savings associations are generally subject to the national bank limits regarding loans to one borrower. Generally, savings associations may not make a loan or extend credit to a single or related group of borrowers in excess of 15 percent of the association's unimpaired capital and surplus, where the borrowing is not fully secured by readily-marketable collateral. An additional amount may be lent, equal to 10 percent of the association's unimpaired capital and surplus, if such additional borrowing is secured by readily-marketable collateral at least equal to the amount of such additional funds. At December 31, 1996, First Federal had no outstanding loans or commitments that exceeded the loans to one borrower limit at the time made or committed.
                                -Page 29-
Brokered Deposits.   Well-capitalized savings associations that
are not troubled are not subject to brokered deposit limitations. Adequately-capitalized associations are able to accept, renew or roll over brokered deposits but only (i) with a waiver from the FDIC and (ii) subject to the limitation that they do not pay an effective yield on any such deposit that exceeds by more than (a) 75 basis points the effective yield paid on deposits of comparable size and maturity in such association's normal market area for deposits accepted in its normal market area or (b) 120 basis points of the current yield on similar maturity U.S. Treasury obligations or, in the case of any deposit at least half of which is uninsured, 130 percent of such Treasury yield. Undercapitalized associations are not permitted to accept brokered deposits and may not solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the association's normal market area or in the market area in which such deposits are being solicited. First Federal is not presently soliciting brokered deposits.

Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings associations and has the authority to bring enforcement action against all "institution-related parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured association. Civil penalties cover a wide range of violations and actions. Criminal penalties for most financial association crimes include fines and imprisonment. In addition, regulators have substantial discretion to impose enforcement action on an association that fails to comply with its regulatory requirements, particularly with respect to amounts of capital. Possible enforcement action ranges from requiring the preparation of a capital plan or imposition of a capital directive to receivership, conservatorship or the termination of deposit insurance. Under the FDI Act, the FDIC has the authority to recommend to the Director of OTS enforcement action be taken with respect to a particular savings association. If action is not taken by the Director, the FDIC has authority to take enforcement action under certain circumstances.

Assessments. Savings associations are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment paid on a semi-annual basis is computed based upon the savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly thrift financial report.

Federal Home Loan Bank System.  First Federal is a member of the
FHLB System, which consists of 12 regional FHLB's. The FHLB provides a central credit facility primarily for member associations. First Federal, as a member of the FHLB-Chicago, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1 percent of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB-Chicago, whichever is greater. First Federal is in compliance with this requirement, with an investment in FHLB-Chicago stock at December 31, 1996, of $955,000. FHLB advances must be secured by specified types of collateral and may be obtained only for the purpose of purchasing or funding new residential housing finance assets.

OTS Capital Requirements. The OTS capital regulations require savings associations to meet three capital standards: a 1.5 percent tangible capital standard, a 3 percent leverage ratio (or core capital ratio) and an 8 percent risk-based capital standard.
                                  -Page 30-
Tangible capital is defined as common stockholders' equity
(including retained earnings), noncumulative perpetual preferred stock and related earnings, certain nonwithdrawable accounts and pledged deposits of mutual savings associations, and minority interests in equity accounts of fully consolidated subsidiaries, less intangible assets (other than certain mortgage servicing rights) and certain equity and debt investments in nonqualifying subsidiaries (as hereinafter defined).

Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual savings associations, certain amounts of goodwill resulting from prior regulatory accounting practices, less intangible assets (other than certain mortgage servicing rights) and certain equity and debt investments in nonqualifying subsidiaries.

The OTS capital regulation requires that in meeting the leverage ratio, tangible and risk-based capital standards, savings associations must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank (a "nonqualifying subsidiary"). At December 31, 1996, First Federal did not own a nonqualifying subsidiary.

In April 1991, the OTS issued a proposal to amend its regulatory capital regulation to establish a 3 percent leverage ratio (defined as the ratio of core capital to adjusted total assets) for associations in the strongest financial and managerial condition, with a 1 CAMEL Rating (the highest rating of the OTS for savings associations). For all other associations, the minimum core capital leverage ratio would be 3 percent plus at least an additional 100 to 200 basis points. In determining the amount of additional capital under the proposal, the OTS would assess both the quality of risk management systems and the level of overall risk in each individual association through the supervisory process on a case-by-case basis. Associations that failed the new leverage ratio would be required to file with the OTS a capital plan that details the steps they would take to reach compliance. If enacted in final form as proposed, management does not believe that the proposed regulation would have a material effect on First Federal.

Although the OTS has not adopted this regulation in final form, generally a savings association that has a leverage capital ratio of less than 4 percent will be deemed to be "undercapitalized" under the OTS prompt corrective action regulations and consequently can be subject to various limitations on activities.

The OTS' risk-based capital standard requires that savings associations maintain a ratio of total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 8 percent. In calculating total capital, a savings association must deduct reciprocal holdings of depository institution capital instruments, all equity investments and that portion of land loans and nonresidential construction loans in excess of 80 percent loan-to-value ratio and its interest rate risk component (as discussed below), in addition to the assets that must be deducted in calculating core capital. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0 percent to 100 percent, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset.

The components of core capital are equivalent to those discussed above under the 3 percent leverage standard. The components of supplementary
                                      -Page 31-
capital include cumulative preferred stock, long-term perpetual preferred stock, mutual capital certificates, certain nonwithdrawable accounts and pledged deposits, certain net worth certificates, income capital certificates, certain perpetual subordinated debt, mandatory convertible subordinated debt, certain intermediate-term preferred stock, certain mandatorily redeemable preferred stock and allowance for loan and lease losses (up to 1.25 percent of risk-weighted assets). Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25 percent. Overall, the amount of capital counted toward supplementary capital cannot exceed 100 percent of core capital. At December 31, 1996, First Federal met each of its capital requirements.

FDICIA required that the OTS (and other federal banking agencies) revise risk-based capital standards, with appropriate transition rules, to ensure that they take account of interest rate risk, concentration of risk and the risks of nontraditional activities.

The OTS' interest rate risk component became effective on January
1, 1994. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200-basis point increase or decrease in market interest rates (except when the three-month Treasury bond equivalent yield falls below 4%, then the decrease would be equal to one-half of that Treasury rate) divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the association's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Savings associations with assets of less than $300 million and risk-based capital ratios in excess of 12% are not subject to the interest rate risk component. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component. The OTS has postponed the date that the risk component will first be deducted from an institution's total capital to allow, among other things, the OTS to evaluate the interest rate risk proposals issued by the other banking agencies.

Liquidity. First Federal is required to maintain an average daily balance of liquid assets (e.g., cash, accrued interest on liquid assets, certain time deposits, savings accounts, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to not less than a specified percentage of the average daily balance of its net withdrawal deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4 percent to 10 percent depending upon economic conditions and the savings flows of member associations; this requirement is currently 5 percent. OTS regulations also require each member savings association to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1 percent) of the average daily balance of its net withdrawable deposit accounts and borrowings. The OTS may initiate
                               -Page 32-
enforcement actions for failure to meet these liquidity requirements. First Federal has never been subject to monetary penalties for failure to meet its liquidity requirements.

Insurance of Deposit Accounts. FDICIA required the FDIC to establish a risk-based assessment system for insured depository associations that takes into account the risks attributable to different categories and concentrations of assets and liabilities. Under the rule, the FDIC assigns an association to one of three capital categories consisting of (i) well capitalized, (ii) adequately capitalized or (iii) undercapitalized, and one of three supervisory subcategories. The supervisory subgroup to which an association is assigned is based on a supervisory evaluation provided to the FDIC by the association's primary federal regulator and information which the FDIC determines to be relevant to the association's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the association's state supervisor). An association's assessment rate depends on the capital category and supervisory category to which it is assigned. There are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates range from 23 basis points for an association in the highest category (i.e., well-capitalized and healthy) to 31 basis points for an association in the lowest category (i.e., undercapitalized and of substantial supervisory concern).

Limitation on Capital Distributions. The OTS regulations impose limitations upon all capital distributions by savings associations, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another association in a cash-out merger and other distributions charged against capital. The regulations establish three tiers of associations. An association that exceeds all fully phased-in capital requirements before and after the proposed capital distribution ("Tier 1 Association") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year up to the higher of
(a) 100 percent of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (b) 75 percent of its net reserve over the most recent four-quarter period. Any additional capital distributions would require prior regulatory approval. In computing the association's permissible percentage of capital distributions, previous distributions made during the prior four quarter period must be included. As of December 31, 1996, First Federal met the requirements of a Tier 1 Association. In the event First Federal's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Savings Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any association, which would otherwise be permitted by regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. Moreover, under the OTS prompt corrective action regulations, First Federal would be prohibited from making any capital distribution if, after the distribution, First Federal would have, (i) total risk-based capital ratio of less than 8 percent, (ii) Tier 1 risk-based capital ratio of less than 4 percent, or (iii) a leverage ratio of less than 4 percent or has a leverage ratio that is less than 3 percent if the association is rated composite 1 under the CAMEL rating system in the most recent examination of the association and is not experiencing or anticipating significant growth.
                                   -Page 33-
Community Reinvestment.  The OTS, the FDIC, the Federal Reserve
Board and the OCC have jointly issued a final rule (the "Final Rule") under the Community Reinvestment Act (the "CRA"). The Final Rule eliminates the existing CRA regulation's twelve assessment factors and substitutes a performance based evaluation system. The Final Rule will be phased in over a period of time and become fully effective by July 1, 1997. Under the Final Rule, an institution's performance in meeting the credit needs of its entire community, including low- and moderate-income areas, as required by the CRA, will generally be evaluated under three tests: the "lending test," the "investment test," and the "service test."

The lending test analyzes lending performance using five criteria:
(i) the number and amount of loans in the institution's assessment area, (ii) the geographic distribution of lending, including the proportion of lending in the assessment area, the dispersion of lending in the assessment area, and the number and amount of loans in low-, moderate-, middle-, and upper-income areas in the assessment area, (iii) borrower characteristics, such as the income level of individual borrowers and the size of businesses or farms, (iv) the number and amount, as well as the complexity and innovativeness of an institution's community development lending and (v) the use of innovative or flexible lending practices in a safe and sound manner to address the credit needs of low- or moderate-income individuals or areas. The investment test analyzes investment performance using four criteria: (i) the dollar amount of qualified investments, (ii) the innovativeness or complexity of qualified investments, (iii) the responsiveness of qualified investments to credit and community development needs, and (iv) the degree to which the qualified investments made by the institution are not routinely provided by private investors. The service test analyzes service performance using six criteria:
(i) the institution's branch distribution among low-, moderate-, middle-, and upper-income areas, (ii) its record of opening and closing branches, particularly in low- and moderate-income areas, (iii) the availability and effectiveness of alternative systems for delivering retail banking services,
(iv) the range of services provided in low-, moderate-, middle- and upper-income areas and extent to which those services are tailored to meet the needs of those areas, (v) the extent to which the institution provides community development services, and (vi) the innovativeness and responsiveness of community development services provided.

An independent financial institution with assets of less than $250 million, or a financial institution with assets of less than $250 million that is a subsidiary of a holding company with assets of less than $1 billion, will be evaluated under a streamlined assessment method based primarily on its lending record. The streamlined test considers an institution's loan-to-deposit ratio adjusted for seasonal variation and special lending activities, its percentage of loans and other lending related activities in the assessment area, its record of lending to borrowers of different income levels and businesses and farms of different sizes, the geographic distribution of its loans, and its record of taking action, if warranted, in response to written complaints. In lieu of being evaluated under the three assessment tests or the streamlined test, a financial institution can adopt a "strategic plan" and elect to be evaluated on the basis of achieving the goals and benchmarks outlined in the strategic plan.

Transactions with Related Parties. First Federal's authority to engage in transactions with related parties or "affiliates," (i.e., any company that controls or is under common control with an association) including the Corporation and its non-savings-association subsidiaries or to make loans to certain insiders, is limited by Sections 23A and 23B of the
                               -Page 34-
Federal Reserve Act ("FRA"). Subsidiaries of a savings association are generally exempted from the definition of "affiliate." Section 23A limits the aggregate amount of transactions with any individual affiliate to 10 percent of the capital and surplus of the savings association and also limits the aggregate amount of transactions with all affiliates to 20 percent of the savings association's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in the FRA and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the association as those prevailing at the time for comparable transactions with non-affiliated companies. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to non-affiliated companies. Notwithstanding Sections 23A and 23B, FIRREA prohibits any savings association from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act ("BHC Act"). Further, no savings association may purchase the securities of any affiliate other than a subsidiary.

First Federal's authority to extend credit to executive officers, directors and 10 percent shareholders, as well as such entities such persons control are currently governed by Section 22(g) and 22(h) of the FRA and Regulation O promulgated by the Federal Reserve Board. Among other things, these regulations require such loans to be made on terms substantially similar to those offered to unaffiliated individuals, place limits on the amount of loans the Savings Bank may make to such persons based, in part, on the Savings Bank's capital position, and require certain approval procedures to be followed. OTS regulations, with the exception of minor variations, apply Regulation O to savings associations.

Prompt Corrective Regulatory Action. FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized associations. Under this system, the OTS is required to take certain supervisory actions against undercapitalized associations, the severity of which depends upon the association's degree of undercapitalization.
Generally, subject to a narrow exception, FDICIA requires the OTS to appoint a receiver or conservator for an association that is critically undercapitalized. FDICIA authorizes the OTS to specify the ratio of tangible equity to assets at which an association becomes critically undercapitalized and requires that ratio be no less than 2 percent of assets.

Under OTS regulations, a savings association is considered to be undercapitalized if it has risk-based capital of less than 8 percent or has a Tier 1 risk-based capital ratio that is less than 4 percent or has a leverage ratio that is less than 4 percent or has a leverage ratio less than 3 percent if the savings association is rated composite 1 under the CAMEL rating system in the most recent examination of the association. A savings association that has risk-based capital less than 6 percent or a Tier 1 risk-based capital ratio that is less than 3 percent or a leverage ratio that is less than 3 percent would be considered to be "significantly undercapitalized." A savings association that has a tangible equity to total assets ratio equal to or less than 2 percent would be deemed to be "critically undercapitalized."
Generally, a capital restoration plan must be filed with the OTS within 45 days of the date an association receives notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. In addition,
                                  -Page 35-
numerous mandatory supervisory actions become immediately applicable to the association, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. In addition, the OTS could issue a capital directive to the savings association that includes additional discretionary restrictions on the savings association.

Real Estate Lending Standards. The OTS and the other federal banking agencies have uniform regulations prescribing real estate lending standards. The OTS regulation requires each savings association to establish and maintain written internal real estate lending standards consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its real estate lending activities. The policy must also be consistent with accompanying OTS guidelines, which include maximum loan-to-value ratios for the following types of real estate loans: raw land (65 percent), land development (75 percent), nonresidential construction (80 percent), improved property (85 percent) and one- to four-family residential construction (85 percent). Owner-occupied one- to four-family mortgage loans and home equity loans do not have maximum loan-to-value ratio limits, but those with a loan-to-value ratio at origination of 90 percent or greater are to be backed by private mortgage insurance or readily marketable collateral. Institutions are also permitted to make a limited amount of loans that do not conform to the proposed loan-to-value limitations so long as such exceptions are appropriately reviewed and justified. The guidelines also list a number of lending situations in which exceptions to the loan-to-value standard are justified.

Standards for Safety and Soundness. As required by FDICIA and subsequently amended by the Riegle Community Development and Regulatory Improvement Act of 1994, the federal banking regulators adopted interagency guidelines establishing standards for safety and soundness for depository institutions on matters such as internal controls, loan documentation, credit underwriting, interest-rate risk exposure, asset growth, compensation and other benefits and asset quality and earnings (the "Guidelines"). The agencies expect to request a compliance plan from an institution whose failure to meet one or more of the standards is of such severity that it could threaten the safe and sound operation of the institution. FDIC regulations enacted under FDICIA also require all depository institutions to be examined annually by the banking regulators (but see, 'Regulatory Relief for Thrifts and Banks') and depository institutions having $500 million or more in total assets to have an annual independent audit, an audit committee comprised solely of outside directors, and to hire outside auditors to evaluate the institution's internal control structure and procedures and compliance with laws and regulations relating to safety and soundness. The FDIC, in adopting the regulations, reiterated its belief that every depository institution, regardless of size, should have an annual independent audit and an independent audit committee.

Financial Management Requirements. FDICIA imposes new financial reporting requirements on all depository institutions with assets of more than $500 million, their management, and their independent auditors. It also establishes new rules for the composition, duties and authority of such institutions' audit committees and boards of directors. Among other things, all such depository institutions will be required to prepare and make available to the public annual reports on their financial condition and management (including statements of managements' responsibility for the financial statements, internal controls and compliance with certain federal banking laws and regulations relating to safety and soundness, and an assessment by management of the effectiveness of the institution's internal
                                 -Page 36-
controls and procedures and the institution's compliance with such laws and regulations). The institution's independent public accountants are required to attest to these management assessments. Each such institution is also required to have an audit committee composed of independent directors.

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts), non-personal time deposits (those which are transferable or held by a person other than a natural person) with an original maturity of less than one and one-half years and certain money market accounts. The Federal Reserve Board regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $52 million or less (subject to adjustment by the Federal Reserve Board) and an initial reserve of $1.6 million plus 10 percent (subject to adjustment by the Federal Reserve Board between 8 percent and 14 percent) against that portion of total transaction accounts in excess of $52 million. The first $4.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. First Federal is in compliance with the foregoing requirements.

The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements by the OTS. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Savings Bank's interest-earning assets.

FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

Holding Company Regulation

Eagle is considered a non-diversified, savings and loan holding company within the meaning of the HOLA, has registered as a savings and loan holding company with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Corporation and its non-savings association subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from (i) acquiring control of, or acquiring by merger or purchase of assets, another savings association or holding company thereof, without prior written approval of the OTS; (ii) acquiring or retaining, with certain exceptions, more than 5 percent of a non-subsidiary savings association, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA; or (iii) acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings associations, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience
                                  -Page 37-
and needs of the community and competitive factors.

As a unitary savings and loan holding company, Eagle generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that its savings association subsidiary continues to satisfy the QTL test. Upon any acquisition by Eagle of another SAIF-insured institution (other than the Corporation), a federal savings bank insured by the BIF, or a state-chartered BIF-insured savings bank meeting the QTL test that is deemed to be a savings institution by OTS, except for a supervisory acquisition, Eagle would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA, as amended by the FIRREA, limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the BHC Act, subject to the prior approval of the OTS, and activities in which multiple savings and loan holding companies were authorized by regulation to engage in on March 5, 1987. Such activities include mortgage banking, consumer finance, operation of a trust company, and certain types of securities brokerage. The services and activities in which multiple holding companies were authorized to engage in on March 5, 1987 generally correspond to the activities which are permitted for service corporations of federally-chartered savings institutions.

Item 2.  PROPERTIES

     The Company conducts its business through three full-service offices. The main office is located at 301 Fairway Drive, Bloomington, Illinois. All offices are owned in fee and are unencumbered. The Company believes that its current facilities are adequate to meet its present and foreseeable needs.

                                              Date         Net Book Value
Office                                      Acquired      December 31, 1996
                                                           (in thousands)
Main Office
  301 Fairway Drive
  Bloomington, Illinois 61701                 1981             1,183
Veterans Parkway Branch
  1111 South Veterans Parkway
  Bloomington, Illinois  61701                1994             1,404
LeRoy Branch
  207 South East Street
  LeRoy, Illinois 61752                       1983               249

Item 3.  LEGAL PROCEEDINGS

     The Company is, from time to time, party to legal proceedings arising in the normal course of its business, including legal proceedings to enforce its rights against borrowers. The Company is not currently party to any legal proceedings which could reasonably be expected to have a material adverse effect on the financial condition or operations of the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders through a solicitation of proxies or otherwise in the quarter ended December 31, 1996.
                                   -Page 38-
                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The information called for by this item is incorporated by reference to 'Common Stock - Market Information' on page 29 of the Corporation's
Annual Report to Stockholders for the year ended December 31, 1996.

Item 6.  SELECTED FINANCIAL DATA

     The information called for by this item is incorporated by reference to 'Selected Financial Highlights' on page 1 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1996.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information called for by this item is incorporated by reference to 'Managament's Discussion and Analysis' on pages 2 through 7 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1996.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements of the Corporation and its subsidiaries included in the Corporations's Annual Report to Stockholders for the year ended December 31, 1996 are incorporated herein by reference.

                                                             1996 Annual
                                                            Report Page(s)

Report of Independent Auditors                                    8

Consolidated Statements of Condition as of
     December 31, 1996 and 1995                                   9

Consolidated Statements of Income for the Years
     Ended December 31, 1996, 1995 and 1994                      10

Consolidated Statements of Cash Flows for the Years
     Ended December 31, 1996, 1995 and 1994                      11

Consolidated Statements of Changes in Stockholders' Equity
     For the Years Ended December 31, 1996, 1995 and 1994        12

Notes to Consolidated Financial Statements                      12-28

Note 12 of Notes to Consolidated Financial Statements titled 'Quarterly Financial Information' on pages 25 and 26 of the Corporation's 1996 Annual Report to Stockholders for the year ended December 31, 1996 is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
                                -Page 39-
                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     Listed below is the executive officer of Eagle, who was appointed on January 24, 1996 when Eagle was incorporated. Commencing with the annual meeting on April 16, 1997, executive officer(s) will be elected annually. There are no arrangements or understandings between the person so named and any other person pursuant to which such person was appointed an executive officer.

  Donald L. Fernandes, age 39, President, Chief Executive Officer and Director of Eagle. President, Chief Executive officer and Director of First Federal since August, 1995. Senior Vice President and Chief Financial Officer of First Federal, prior thereto.

     The information called for by this item with respect to directors and director nominees for election to the Board of Directors is presented in Eagle's Notice and Proxy Statement dated March 27, 1997 on pages 3 and 4 under the caption 'Proposal 1 - Election of Directors' and is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

     The information called for by this item is presented in Eagle's Notice and Proxy Statement dated March 27, 1997 on pages 5 through 9 under the caption 'Executive Compensation' and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this item is presented in Eagle's Notice and Proxy Statement dated March 27, 1997 on pages 1 through 3 under the caption 'Voting Securities and Principal Holders Therof' and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

          1. Financial Statements - The financial statements required by this item are included under Item 8. of Part II of this document.

          2. Financial Statement Schedules - The financial statement schedules required by this item are either not applicable or are included in the financial statements.

          3. Exhibits - The exhibits listed on the Exhibit Index beginning on page 42 of this Form 10-K are filed herewith or are incorporated herein by reference to other Filings.

     (b) Reports on Form 8-K:

          No reports on Form 8-K were filed during the quarter ended December 31, 1996.
                                  -Page 40-
                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             EAGLE BANCGROUP, INC


               Date:  March 27, 1997         By: /s/ Donald L. Fernandes
                                             ---------------------------
                                             DONALD L. FERNANDES,
                                             President and Chief
                                             Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title                         Date

                              President, Chief Executive
/s/ Donald L. Fernandes       Officer and Director          March 27, 1997
-------------------------
  DONALD L. FERNANDES
                              Chief Financial Officer and
/s/ Larry C. McClellan        Principal Accounting Officer  March 27, 1997
-------------------------
  LARRY C. MCCLELLAN

/s/ Gerald A. Bradley         Chairman of the Board         March 27, 1997
---------------------
  GERALD A. BRADLEY

/s/ Robert P. Dole            Director                      March 27, 1997
---------------------
  ROBERT P. DOLE

/s/ William J. Hanfland       Director                      March 27, 1997
-----------------------
  WILLIAM J. HANFLAND

/s/ Louis F. Ulbrich          Director                      March 27, 1997
--------------------
  LOUIS F. ULBRICH

/s/ Steven J. Wannamacher     Director                      March 27, 1997
-------------------------
  STEVEN J. WANNEMACHER

                              EXHIBIT INDEX

Item                      Exhibit                                      Page
2. Plan of acquisition,   2.1  Amended Plan of Conversion of First
reorganization,                Federal Savings and Loan Association
arrangement,                   of Bloomington  <F1>
liquidation or
succession

3. Articles of            3.1  Certificate on Incorporation of
Incorporation and              Registrant as filed in Delaware on
Bylaws                         January 24, 1996 <F1>

                          3.2  Bylaws of Registrant as adopted by the
                               Board of Directors of Registrant on
                               January 25, 1996 <F1>

4. Instruments defining   4.1  Specimen Stock Certificate of
the rights of holders,         Registrant <F1>
including indentures
                          4.2  Articles IV, V, VI, VII, XI, XII, XIII,
                               XIV, XVI, and XVII of the Registrant's
                               Certificate of Incorporation (See
                               Exhibit 3.1)

                          4.3  Articles II, III, IV, VIII and XI of
                               the Registrant's Bylaws (See
                               Exhibit 3.2)

10. Material contracts   10.1  First Federal Savings and Loan
                               Association of Bloomington Employee
                               Stock Ownership Plan <F1>

                         10.2  Credit Agreement between Registrant
                               and First Federal Savings and Loan
                               Association of Bloomington Employee
                               Stock Ownership Plan <F1>

                         10.3  Eagle BancGroup, Inc. 1996 Stock
                               Option and Incentive Plan <F2>

                         10.4  Eagle BancGroup, Inc. Management
                               Development and Recognition Plan
                               and Trust Agreement <F2>

                         10.5  Deferred Compensation Agreement,
                               dated as of September 22, 1992,
                               between First Federal Savings and
                               Loan Association of Bloomington
                               and Donald L. Fernandes <F1>

                         10.6  Release and Settlement Agreement,
                               dated as of July 18, 1995, between
                               First Federal Savings and Loan
                               Association of Bloomington and
                               Jon C. Thetard <F1>

                         10.7  Employment Agreement, dated as of
                               June 29, 1996, among Eagle
                               BancGroup, Inc., First Federal Savings
                               and Loan Association of Bloomington
                               and Donald L. Fernandes                    44

                         10.8  Employment Security Agreement, dated
                               as of July 1, 1996, between the
                               Registrant and Larry C. McClellan          53

                         10.9  Employment Security Agreement, dated
                               as of July 5, 1996, between the
                               Registrant and Laurel B. Donovan           57

                        10.10  Employment Security Agreement, dated
                               as of July 8, 1996, between the
                               Registrant and Gary L. Richardson          62

13. Annual report to     13.1  1996 Annual Report to
security holders               Stockholders                               67

21. Subsidiaries of      21.1  List of subsidiaries of the
the registrant                 Registrant                                100

23. Consent of experts   23.1  Consent of Ernst & Young LLP              101
and counsel

27. Fiancial data        27.1  Financial data schedule
schedule

99. Additional exhibits  99.1  Notice and Proxy Statement dated
                               March 27, 1997 <F3>

<F1>
 Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 333-2474

<F2>
 Incorporated by reference to Notice and Proxy Statement for Special Meeting of Stockholders dated January 10, 1997, filed January 9, 1997

<F3>
 Incorporated by reference to Notice and Proxy Statement dated March 27, 1997, filed March 27, 1997

                                  -Page 43-