Form 10-Q
period 1997-06-30
EAGLE BANCGROUP INC
filed 1997-08-05
CIK 1010856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 1997
Commission File Number:  000-20739

EAGLE BANCGROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

37-1353957
(IRS Employer Identification No.)

301 Fairway Drive, Bloomington, IL 61701
(309) 663-6345
(Address, including zip code, and telephone number, including area code, of principal executive offices)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.              Yes  X       No __

     As of July 31, 1997, there were 1,220,205 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

PART I-FINANCIAL INFORMATION
Item. Financial Statements

Eagle BancGroup, Inc.
Consolidated Statements of Condition
(amounts in thousands)

                                                 June 30,       December 31,
                                                   1997             1996
ASSETS
Cash on hand and in other institutions             1,254             1,487
Fed funds sold and overnight deposits              2,940             5,573
Investment securities                             17,208            16,438
Mortgage-backed securities                        27,604            37,445
Loans receivable, net                            120,208           106,641
Real estate owned                                    652               652
Premises and equipment                             2,870             2,889
Other assets                                       1,574             1,541
     Total Assets                                174,310           172,666

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                         131,382           133,995
FHLB advances                                     21,050            15,300
Other liabilities                                  1,216             1,230
     Total Liabilities                           153,648           150,525

Capital stock                                         13                13
Paid in capital                                   12,244            12,215
Retained earnings                                  8,796            10,250
Unrealized loss on investments-net of tax           (391)             (337)
     Total Stockholders' Equity                   20,662            22,141

     Total Liabilities and
          Stockholders' Equity                   174,310           172,666

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.
See accompanying notes.

Eagle BancGroup, Inc.
Consolidated Statements of Income
(amounts in thousands except per share data)

                                   For the Three Months    For the Six Months
                                      Ended June 30,         Ended June 30,
                                     1997        1996       1997        1996,
Interest income:
  Interest and fees on loans         2,392       1,833      4,556       3,593
  Interest on investment securities
    and temporary investments          281         238        555         460
  Interest on mortgage-backed
    securities                         467         593      1,003       1,209
Total Interest Income                3,140       2,664      6,114       5,262

Interest expense:
  Interest on deposits:
    Passbook                           148         154        295         291
    MMDA and NOW                        47          50         89          96
    Certificates of deposit          1,566       1,701      3,144       3,420
  Interest on borrowings               279          11        475          11
Total Interest Expense               2,040       1,916      4,003       3,818

Net Interest Income                  1,100         748      2,111       1,444

Provision for loan losses               60          20        120          35

Net Interest Income After Provision
  for Loan Losses                    1,040         728      1,991       1,409

Non-interest income:
Gains on loans sold                     14           2         31          20
Other                                  147          73        229         164
Total Non-Interest Income              161          75        260         184

Non-interest expense:
Salaries and employee benefits         513         394        992         771
Net occupancy expense                  137         132        270         270
Federal deposit insurance premium       22          89         26         178
Data processing expense                 72          58        142         123
Other                                  200         154        373         324
Total Non-Interest Expense             944         827      1,803       1,666

Income(Loss) Before Fed Income Tax     257         (24)       448         (73)
Federal income tax expense (benefit)    87          (8)       152         (23)
Net Income (Loss)                      170         (16)       296         (50)

Per Share Data:
Earnings Per Share                     .14         N/A        .24         N/A
Dividends Per Share                    .00         N/A        .00         N/A

See accompanying notes.

Eagle BancGroup, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

                                           For the Six Months Ended June 30,
                                                   1997         1996
Operating Activities:
Net income (loss)                                   296          (50)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Provision for loan loss                         120           35
    Provision for depreciation                      141          146
    Amortization of premiums and discounts
      on investments                                 17           45
    Net (gain) loss on sale of securities           (62)           6
    Purchase of FHLB stock                         (148)         (35)
    Proceeds from sale of mortgage loans
      originated-for-sale                         2,731        3,980
    Loans receivable originated-for-sale         (2,718)      (2,517)
    Increase in accrued interest receivable         (19)         (97)
    Increase in accrued interest payable              3           12
    Compensation expense related to
      incentive plans                               126           -
    Increase in other assets                         (5)         (68)
    (Decrease) increase in other liabilities        (22)         374
Net Cash Provided by Operating Activities           460        1,831

Investing Activities:
Proceeds from sale of investment securities       2,049        3,026
Purchases of investment securities               (2,543)      (4,984)
Purchases of mortgage-backed securities          (1,916)      (3,854)
Proceeds from sale of mortgage-backed
  securities                                      9,674        3,567
Principal collected on mortgage-backed
  securities                                      1,850        2,720
Principal collected on loans receivable          21,496       17,127
Loans receivable originated                     (35,108)     (24,872)
Purchases of premises and equipment                (122)         (28)
Net purchases of real estate owned                   -            (9)
Net Cash Used by Investing Activities            (4,620)      (7,307)

Financing Activities:
Net change in savings, demand and NOW accounts      (64)         598
Net change in certificate accounts               (2,544)      (2,268)
Net change in short-term borrowings               5,750        2,000
Purchase of treasury stock                       (1,008)          -
Purchase of MDRP shares                            (840)          -
Proceeds from sale of capital stock                  -        11,335
Net Cash Provided by Financing Activities         1,294       11,665

Net (decrease) increase in cash and cash
  equivalents                                    (2,866)       6,189
Cash and cash equivalents at beginning of period  7,060        3,900
Cash and Cash Equivalents at End of Period        4,194       10,089

See accompanying notes.

Eagle BancGroup, Inc.
Notes to Consolidated Financial Statements

1. Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and therefore do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported, consisting only of normal recurring adjustments, have been included in the accompanying consolidated financial statements. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

2. Conversion

In June, 1996, First Federal Savings and Loan ('First Federal') converted from a federally-chartered mutual savings association to federally-chartered capital stock savings association and issued all of its common stock to Eagle BancGroup, Inc. (the 'Company') in exchange for $6,200,000. The Company sold 1,302,705 shares of common stock in a subscription offering simultaneous to the charter conversion using a portion of the net proceeds to purchase the stock of First Federal, now a wholly-owned subsidiary of the Company.

3. Earnings Per Share and Dividends

There were 1,141,189 and 1,105,395 average shares outstanding for the six and three months ended June 30, 1997, respectively. Average shares outstanding includes ESOP and incentive plan shares to the extent such shares have been earned. At June 30, 1997, there were 1,237,705 actual shares outstanding.
For 1997 earnings per share calculations, 84,671 shares were added to the average share amounts to reflect the shares that could be issued if all options awarded to date under the Company's 1996 Stock Option Plan, as approved by stockholders in February, 1997, were exercised. Per share amounts for the three and six months ended June 30, 1996 are not meaningful since no shares were issued or outstanding prior to completion of the Company's subscription stock offering in June, 1996.

In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, 'Earnings Per Share', which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share, which will be referred to as 'Basic Earnings Per Share', for the three and six months ended June 30, 1997 of $.01 and $.02 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

The Company has not yet paid any dividends.

Eagle BancGroup, Inc.
Item 2. Management's Discussion and Analysis

RESULTS OF OPERATIONS

GENERAL: In the three months ended June 30, 1997, Eagle BancGroup, Inc. (the 'Company') had net income of $170,000, or $.14 per share, compared to a net loss of $16,000 in the same period in 1996. In the six months ended June 30, 1997, the Company had net income of $296,000, or $.24 per share, compared to a net loss of $50,000 in the first half of 1996. Per share figures for the 1996 periods are not meaningful since the Company did not issue stock until June, 1996. Net income increased in 1997 from 1996 due to improvement in the net interest margin and the interest rate spread.

NET INTEREST INCOME: In the second quarter, net interest income increased to $1,100,000 in 1997 from $748,000 in 1996 while in the first half, net interest income increased to $2,111,000 in 1997 from $1,444,000 in 1996. Interest income was $3,140,000 and $6,114,000 in the second quarter and first half of 1997, respectively, compared to $2,664,000 and $5,262,000 in the same periods in 1996. Interest expense in the second quarter was $2,040,000 in 1997 compared to $1,916,000 in 1996 and was $4,003,000 in the first half of 1997 compared to $3,818,000 in the same period in 1996. Interest income increased in 1997 from 1996 due to both higher average interest earning assets and higher yields on interest earning assets in 1997 than 1996. The increase in interest expense in 1997 from 1996 was due to higher average interest bearing liabilities partially offset by the lower cost of certificates of deposit in 1997 than 1996.

Average interest earning assets increased due to investment of the proceeds of the Company's subscription offering and the use of Federal Home Loan Bank ('FHLB') advances to fund loan originations. The stock offering proceeds were originally invested in federal agency and mortgage-backed securities but some of the securities were sold in 1997 to provide additional funds for loan originations. Average interest earning assets for the first half of 1997 were $165,181,000 compared to $147,824,000 in the same period in 1996. Average loans increased to $113,693,000 in the first half of 1997 from $91,491,000 in the same period in 1996. The yield on average interest earning assets increased to 7.46% for the first half of 1997 from 7.16% for the same period in 1996 due to increased yields on all interest earning assets and the increased percentage of loans, which earn higher yields than other earning assets, to total interest earning assets in 1997 from 1996. The yield on average loans increased to 8.08% in the first half of 1997 from 7.90% in the same period in 1996. The increase in loans was primarily in residential real estate loans.

In the second quarter, average interest earning assets increased to $166,370,000 in 1997 from $150,203,000 in 1996. The yield on average interest earning assets increased to 7.57% in the second quarter of 1997 from 7.14% in the same period in 1996. The yield on average loans increased to 8.17% in the second quarter of 1997 from 7.87% in the same period of 1996 and average loans increased to $117,431,000 in the second quarter of 1997 from $93,690,000 in the second quarter of 1996.

Average interest bearing liabilities increased to $148,008,000 in the first half of 1997 from $138,893,000 in the same period in 1996. Average deposits decreased to $131,844,000 from $138,179,000 and average borrowed funds, all FHLB advances, increased to $16,164,000 from $714,000 comparing the first half of 1997 to the same period in 1996. The decline in deposits related to certificates of deposit, the average balance of which decreased to $107,337,000 in the first half of 1997 from $114,300,000 in the same period in 1996. The cost of average interest bearing liabilities decreased to 5.45% for the first half of 1997 from 5.53% for the same period in 1996 due to a decrease in the cost of average deposits which resulted from the decline in certificates of deposit. The cost of average deposits decreased to 5.40% from 5.54% comparing the first half of 1997 to the first half of 1996. The cost of average borrowed funds was 5.93% in the first half of 1997 compared to 5.50% in the same period in 1996.

Average interest bearing liabilities increased to $149,627,000 in the second quarter of 1997 from $139,586,000 in the second quarter of 1996. In the second quarter, average deposits decreased to $131,221,000 in 1997 from $138,158,000 and average borrowed funds increased to $18,406,000 in 1997 from $1,428,000 in 1996. The cost of average interest bearing liabilities decreased to 5.47% in the second quarter of 1997 from 5.52% in the same period in 1996. In the second quarter, the cost of average deposits decreased to 5.38% in 1997 from 5.55% in 1996 and the cost of average borrowed funds increased to 6.08% in 1997 from 5.50% in 1996.

The net interest margin, net interest income divided by average interest earning assets, increased to 2.58% for the first half of 1997 from 1.97% for the first half of 1996. The interest rate spread, the difference between the yield on average interest earning assets and the cost of average interest bearing liabilities, increased to 2.01% in the first half of 1997 from 1.63% in the same period in 1996. In the second quarter, the net interest margin increased to 2.65% in 1997 from 2.01% in 1996 and the interest rate spread increased to 2.10% in 1997 from 1.62% in 1996. The 1997 increases in both ratios were due to the increase in the amount and yield on interest earning assets and the increased amount of loans as percentage of earning assets which resulted in the increase in the yield on average interest earning assets. In addition, by changing the funding mix to include a higher amount of borrowed funds, the cost of average interest bearing liabilities was reduced which further increased the net interest margin and interest rate spread.

At June 30, 1997, all loans contractually past due 90 days or more were classified as non-accrual. Interest income is recognized only upon cash receipt and no interest income is accrued on such loans. In the first six months of 1997, cash interest payments of $10,000 were included in interest income. Additional interest income of $10,000 would have accrued had the loans not been 90 days or more past due.

PROVISION FOR LOAN LOSS: In the first six months of 1997, the provision for loan loss was $120,000 compared to $35,000 in the same period in 1996. In the second quarter, the provision for loan loss was $60,000 in 1997 compared to $20,000 in 1996. The provision is determined as the amount necessary to maintain the allowance for loan losses at a level deemed adequate to absorb estimated future losses inherent in the loan portfolio. At June 30, 1997, the allowance for loan losses was $924,000, or .76% of total loans, compared to $923,000, or .86% of total loans, at December 31, 1996. Non-performing loans, consisting entirely of non-accrual loans, were $282,000, or .23% of total loans, at June 30, 1997. In the first six months of 1997, loans totaling $125,000 were charged against the allowance for loan losses while $6,000 was added to the allowance for loan losses due to recoveries of loans previously charged off.

NON-INTEREST INCOME: In the first six months of 1997, non-interest income increased to $260,000 from $184,000 in the same period in 1996. Net gains on securities sold totaled $62,000 in the first half of 1997 compared to net losses of $6,000 in the first six months of 1996. In May, 1997, over $8,000,000 of securities were sold for gains of $58,000 with the proceeds used
to fund loan originations.   Gains on loans sold in the first half of 1997
were $31,000 compared to $20,000 in the same period in 1996. In the second quarter of 1997, non-interest income was $161,000 compared to $75,000 in the same period in 1996. Gains on securities sold were $58,000 in the second quarter of 1997 compared to a $1,000 loss on securities sold in the same period in 1996. Gains on loans sold in the second quarter were $14,000 in 1997 compared to $2,000 in 1996. Loan servicing income was $34,000 in the second quarter of 1997 compared to $21,000 in the same period in 1996 due primarily to servicing rights on loans sold recognized per SFAS No. 122, 'Accounting for Mortgage Servicing Rights.' The SFAS 122 servicing rights adjustment was $10,000 in the second quarter of 1997 compared to no net adjustment in the same period in 1996.

NON-INTEREST EXPENSE: Non-interest expense was $1,803,000 in the first six months of 1997 compared to $1,666,000 in the same period in 1996. Salaries and employee benefits increased to $992,000 in the first half of 1997 from $771,000 in the same period in 1996 due to expenses related to employee benefit plans implemented since the subscription stock offering, staff increases and normal increases in employee costs. Professional fees increased to $136,000 in the first half of 1997 from $55,000 in the same period in 1996 due primarily to corporate and shareholder meeting expenses not previously incurred by the Company. Data processing expense increased to $142,000 in the first half of 1997 from $123,000 in the first half of 1996 due to higher volumes processed and expenses related to an upcoming data conversion. Offsetting the expense increases was FDIC premium expense which decreased to $26,000 in the first half of 1997 from $178,000 in the first half of 1996 due to the premium rate reduction following the SAIF recapitalization special assessment paid in 1996. As a percentage of average assets, non-interest expense was 2.10% for the first half of 1997 compared to 2.17% for the first half of 1996.

In the second quarter, non-interest expense increased to $944,000 in 1997 from $827,000 in 1996. Salaries and employee benefits increased to $513,000 in the second quarter of 1997 from $394,000 in the same period in 1996.
Professional fees increased to $82,000 in the second quarter of 1997 from $26,000 in the second quarter of 1996 and data processing expense increased to $72,000 in the second quarter of 1997 from $58,000 in the same period in 1996. FDIC premium expense decreased to $22,000 in the second quarter of 1997 from $89,000 in the second quarter of 1996. The differences in expense amounts in the second quarter were due to the same factors noted above.

INCOME TAX EXPENSE: The provision for income taxes was $152,000 in the first half of 1997 compared to a benefit for income taxes of $23,000 in the first half of 1996. In the second quarter, the provision for income taxes was $87,000 in 1997 compared to a benefit for income taxes of $8,000 in 1996. In both periods, the increase in net income before tax resulted in the increase in the provision for income taxes. The effective tax rate was 34% for 1997 compared to an effective benefit rate of 35% for 1996.

FINANCIAL CONDITION

Total assets at June 30, 1997 were $174,310,000 compared to $172,666,000 at December 31, 1996. Net loans receivable increased to $120,208,000 at June 30, 1997 from $106,641,000 at December 31, 1996 Loan originations and participations totaled $37,800,000 in the first six months of 1997. Investment and mortgage-backed securities decreased to $44,812,000 at June 30, 1997 from $53,883,000 at December 31, 1996 due primarily to securities sold in 1997. Proceeds received were used to fund loan originations. Deposits decreased to $131,382,000 at June 30, 1997 from $133,995,000 at December 31,
1996. FHLB advances increased to $21,050,000 at June 30, 1997 from $15,300,000 at December 31, 1996 with the additional amount used to fund loan originations.

Stockholders' equity decreased to $20,662,000, or 11.9% of total assets, at June 30, 1997 from $22,141,000, or 12.8% of total assets, at December 31, 1996 primarily due to the purchase of treasury stock and the purchase of stock for the Management Development and Incentive Plan. Book value per share was $16.69 at June 30, 1997 compared to $17.00 at December 31, 1996.

Savings institutions are required to maintain minimum capital levels as measured by three ratios: Risk-based capital to risk weighted assets ratio of 8.00%; Core capital to tangible assets ratio of 3.00%; and Tangible core capital to adjusted tangible assets ratio of 1.5%. At June 30, 1997, the Company's savings institution had ratios of 17.59%, 9.69% and 9.69%, respectively. At December 31, 1996, the ratios were 18.29%, 9.66% and 9.66%, respectively.

Savings institutions are also required to maintain a minimum 5% liquidity ratio measured as the ratio of cash, cash equivalents, short-term investments and certain long-term investments to deposits and certain borrowed funds. The Company's savings institution subsidiary had a liquidity ratio of 11.12% and 12.04% at June 30, 1997 and December 31, 1997, respectively.

At June 30, 1997, funds committed for loan originations and loans in process totaled $3,752,000 and unused lines of credit totaled $3,480,000. Funds to meet these commitments are available from scheduled principal and interest payments on loans, mortgage-backed and investment securities, new deposits and borrowed funds. Funds are invested primarily in residential and commercial mortgage loans, indirect automobile loans and mortgage-backed securities and are also available for deposit interest payments, maturities and withdrawals. Eagle BancGroup, Inc.
PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)  The Company held its annual meeting on April 16, 1997.

(b) The following directors were elected to a three-year (expiring in 2000) term:

                        Gerald A. Bradley
                        William J. Hanfland

     Directors who term in office continued after the meeting are listed below:

                   Term Expires in 1998:
                        Donald L. Fernandes
                        Steven J. Wannemacher

                   Term Expires in 1999:
                        Robert P. Dole
                        Louis F. Ulbrich

(c)  The voting results of the director elections were as follows:

          Gerald A Bradley
              Votes FOR:  913,014 (99.1% of votes cast)
              Votes AGAINST:  8,122 (.9%)

          William J. Hanfland
              Votes FOR:  921,036 (100%)
              Votes AGAINST:  0

     At the meeting, 921,036 shares, representing 72.1% of total shares outstanding, were represented in person or in proxy.

     No other matters were submitted to a vote of shareholders.

(d)  not applicable

Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

(27) - Financial Data Schedule

Eagle BancGroup, Inc. did not file any reports on Form 8-K during the three months ended June 30, 1997.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      EAGLE BANCGROUP, INC.

                                      /s/ Gerald A. Bradley
                                      ---------------------
DATE: August 5, 1997                  GERALD A. BRADLEY
                                      Chairman of the Board

                                      /s/ Donald L. Fernandes
                                      -----------------------
DATE: August 5, 1997                  DONALD L. FERNANDES
                                      President and Chief
                                      Executive Officer