Form 10-Q
period 1997-09-30
EAGLE BANCGROUP INC
filed 1997-11-13
CIK 1010856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 1997
Commission File Number: 000-20739

EAGLE BANCGROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

37-1353957
(IRS Employer Identification No.

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

     As of November 11, 1997, there were 1,189,905 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

                             -page 1-

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

Eagle BancGroup, Inc.
Consolidated Statements of Condition
(amounts in thousands)

                                             September 30,    December 31,
                                                 1997             1996
ASSETS
Cash on hand and in other institutions            1,280            1,487
Fed funds sold and overnight deposits             1,375            5,573
Investment securities                            13,762           16,438
Mortgage backed securities                       26,568           37,445
Loans receivable, net                           124,159          106,641
Real estate owned                                   652              652
Premises and equipment                            2,854            2,889
Other assets                                      1,510            1,541
     Total Assets                               172,160          172,666

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                        131,740          133,995
FHLB advances                                    18,750           15,300
Other liabilities                                 1,269            1,230
     Total Liabilities                          151,759          150,525

Capital stock                                        13               13
Paid in capital                                  12,244           12,215
Retained earnings                                 9,992           10,250
Treasury stock                                   (1,676)              -
Unrealized loss on investments-net of tax          (172)            (337)
     Total Stockholders' Equity                  20,401           22,141

     Total Liabilities and
          Stockholders' Equity                  172,160          172,666

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.
                             -page 2-

Eagle BancGroup, Inc.
Consolidated Statements of Income
(amounts in thousands except per share data)

                                     For the Three Months  For the Nine Months
                                      Ended September 30,  Ended September 30,
                                        1997       1996        1997      1996
Interest income:
  Interest and fees on loans           2,447      1,982       7,003     5,575
  Interest on investment securities
    and temporary investments            296        284         851       744
  Interest on mortgage-backed
    securities                           391        553       1,394     1,763
Total Interest Income                  3,134      2,819       9,248     8,082

Interest expense:
  Interest on deposits:
    Passbook                             145        142         440       434
    MMDA and NOW                          55         43         144       139
    Certificates of deposit            1,570      1,648       4,714     5,068
  Interest on borrowings                 315         47         790        58
Total Interest Expense                 2,085      1,880       6,088     5,699

Net Interest Income                    1,049        939       3,160     2,383

Provision for loan losses                 60        103         180       138

Net Interest Income After Provision
   For Loan Losses                       989        836       2,980     2,245

Non-interest income:
Gains on loans sold                       52         (6)         83        14
Other                                    104         62         333       232
Total Non-Interest Income                156         56         416       246

Non-interest expense:
Salaries and employee benefits           546        474       1,538     1,246
Net occupancy expense                    148        139         418       407
Federal deposit insurance premium         20        971          46     1,149
Data processing expense                  107         61         249       184
Other                                    168        114         541       445
Total Non-Interest Expense               989      1,759       2,792     3,431

Income(Loss) Before Fed Income Tax       156       (867)        604      (940)
Federal income tax expense (benefit)      52       (277)        204      (300)
Net Income (Loss)                        104       (590)        400      (640)

Per Share Data:

Earnings Per Share                      0.09      (0.49)       0.33     (0.53)
Dividends Per Share                     0.00       0.00        0.00      0.00

See accompanying notes.
                             -page 3-

Eagle BancGroup, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

                                                       For the Nine Months
                                                       Ended September 30,
                                                       1997           1996
Operating Activities:
Net income (loss)                                       400           (640)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
     Provision for loan loss                            180            138
     Provision for depreciation                         213            218
     Amortization of premiums and discounts on
       investments                                       15             69
     Net (gain) loss on sale of securities              (58)            (7)
     Purchase of FHLB stock                            (333)           (35)
     Proceeds from sale of mortgage loans
       originated for sale                           10,461           5,269
     Loans receivable originated-for-sale           (10,995)         (3,205)
     Increase in accrued interest receivable            (28)            (47)
     Increase in accrued interest payable                 3              58
     Compensation expense related to incentive plans    210              -
     Increase in other assets                           (51)           (364)
     Increase in other liabilities                       32             761
Net Cash Provided by Operating Activities                49           2,215

Investing Activities:
Proceeds from sale of investment securities           6,181           4,545
Purchases of investment securities                   (3,089)        (10,984)
Purchases of mortgage-backed securities              (5,946)         (4,340)
Proceeds from sale of mortgage-backed securities     13,992           5,582
Principal collected on mortgage-backed securities     2,893           4,678
Principal collected on loans receivable              28,512          25,352
Loans receivable originated                         (45,502)        (43,659)
Purchases of premises and equipment                    (178)            (50)
Net purchases of real estate owned                       -               (9)
Net Cash Used by Investing Activities                (3,137)        (18,885)

Financing Activities:

Net change in savings, demand and NOW accounts          980             (34)
Net change in certificate accounts                   (3,231)         (6,281)
Net change in short-term borrowings                   3,450           8,000
Purchase of treasury stock                           (1,676)             -
Purchase of MDRP shares                                (840)             -
Proceeds from sale of capital stock                      -           11,335
Net Cash Provided by Financing Activities            (1,317)         13,020

Net decrease in cash and cash equivalents            (4,405)         (3,650)
Cash and cash equivalents at beginning of period      7,060           3,900
Cash and Cash Equivalents at End of Period            2,655             250

See accompanying notes.
                             -page 4-

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

3. Earnings Per Share and Dividends

There were 1,121,083 and 1,081,528 average shares outstanding for the nine and three months ended September
30, 1997, respectively. Average shares outstanding includes ESOP and incentive plan shares to the extent such shares have been earned. At September 30, 1997, there were 1,197,905 actual shares outstanding. For 1997 earnings per share calculations, 84,671 shares were added to the average share amounts to reflect the shares that could be issued if all options awarded to date under the Company's 1996 Stock Option Plan, as approved by stockholders in February, 1997, were exercised. Per share amounts for the three and nine months ended September
30, 1996 are based on 1,200,264 average shares outstanding, which includes ESOP shares to the extent such shares were earned, following completion of the Company's subscription stock offering in June, 1996.

In February, 1997, the Financial Accounting Standards
Board issued Statement No. 128, 'Earnings Per Share', which is required to be adopted on December 31, 1997.
At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share, which will be referred to as 'Basic Earnings Per
Share,' for the three and nine months ended September 30, 1997 of $.01 and $.03 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

The Company has not yet paid any dividends.
                             -page 5-

Eagle BancGroup, Inc.
Item 2. Management's Discussion and Analysis

RESULTS OF OPERATIONS

GENERAL: In the three months ended September 30, 1997, Eagle BancGroup, Inc. (the 'Company'), had net income of $104,000, or $.09 per share, compared to a net loss of $590,000, or $(.49) per share, in the three months ended September 30, 1996. In the nine months ended September 30, the Company had net income of $400,000, or $.33 per share, in 1997 compared to a net loss of $640,000, or $(.53) per share, in 1996. In both the three and nine months ended September 30, net income increased in 1997 over 1996 due to the SAIF recapitalization special assessment, which reduced net income $600,000 in 1996, and increased net interest income, which was the result of higher interest rate spreads and net interest margins in 1997 than 1996.

NET INTEREST INCOME: In the third quarter, net interest income increased to $1,049,000in 1997 from $939,000 in 1996 and in the first nine months, net interest income increased to $3,160,000 in 1997 from $2,383,000 in 1996. Interest income was $3,134,000 and $2,819,000 and interest expense was $2,085,000 and $1,880,000 in the third quarter of 1997 and 1996, respectively. In the nine months ended September 30, interest income was $9,248,000 and $8,082,000 and interest expense was $6,088,000 and $5,699,000 in 1997 and
1996, respectively.

The interest rate spread, the difference between the rate earned on average interest earning assets and the rate paid on average interest bearing liabilities, increased to 1.96% in the third quarter of 1997 from 1.64% for the same period in 1996. The interest rate margin, net interest income divided by average interest earning assets, increased to 2.47% in the third quarter of 1997 from 2.38% in the third quarter of 1996. The interest rate spread increased in 1997 from 1996 due to both an increase in the yield on average interest earning assets, to 7.37% in 1997 from 7.14% in 1996, and a decrease in the cost of average interest bearing liabilities, to 5.41% in 1997 from 5.50% in 1996. The increase in the yield on average interest earning assets was due to an increase in average loans receivable, primarily residential real estate loans, in total and as a percentage of average earning assets. Average loans receivable were $121,948,000, or 72% of average interest earning assets, in the third quarter of 1997 compared to $100,375,000, or 64% of average interest earning assets, in the third quarter of 1996. The decrease in the cost of average interest bearing liabilities was due to the lower cost of average certificates of deposit in 1997 than 1996.

The net interest margin increased in the third quarter of 1997 from the same period in 1996 due to the increase in the interest rate spread. Average interest earning assets were $168,721,000 and $156,985,000 while average interest bearing liabilities were $152,880,000 and $136,058,000 in the third quarter of 1997 and 1996, respectively. The Company was able to fund loan demand in 1996 with proceeds from the subscription stock sale completed in June, 1996. With loan demand remaining strong in 1997, the Company has used FHLB advances as a funding source. The average balance of FHLB advances increased to $21,220,000 in the third quarter of 1997 from $2,224,000 in the same period in 1996.

In the nine months ended September 30, the interest rate spread increased to 1.99% in 1997 from 1.64% in 1996 and the net interest margin increased to 2.54% in 1997 from 2.11% in 1996. As in the third quarter, the increase in the interest rate spread in the first nine months of 1997 from the same period in 1996 was due to the higher yield on average interest earning assets and lower cost of average interest bearing liabilities in 1997 than 1996. Through
                             -page 5-

September 30, the yield on average interest earning assets was 7.43% in 1997 and 7.15% in 1996 while the cost of average interest earning assets was 5.44% in 1997 and 5.52% in 1996. Average loans receivable increased to $116,475,000 through September 30, 1997 from $94,474,000 through September 30, 1996. As a percentage of average interest earning assets, loans receivable were 70% in 1997 compared to 63% in 1996. Through September 30, 1997, the yield on average loans was 8.04% while the yield on average investments and other earning assets was 6.02%. With higher yielding loans comprising a greater share of average interest earning assets in 1997 than 1996, the yield on average interest earning assets increased.

The cost of average interest bearing liabilities declined due to a decrease in the cost of average certificates of deposit, from 5.99% in the first nine months of 1996 to 5.90% in the first nine months of 1997. Average certificates of deposit decreased to $106,836,000 in the first nine months of 1997 from $112,960,000 in the same period in 1996. Average borrowed funds increased to $17,868,000 the first nine months of 1997 from $1,221,000 in the same period in 1996. The cost of average borrowed funds was 5.91% in the first nine months of 1997 compared to 5.50% in the same period in 1996.

At September 30, 1997, all loans contractually past due 90 days or more were classified as non-accrual. Interest income is recognized only upon cash receipt and no interest income is accrued on such loans. In the first nine months of 1997, cash interest payments of $23,000 were included in interest income. Additional interest income of $12,000 would have accrued had the loans not been 90 days or more past due.

PROVISION FOR LOAN LOSS: In the third quarter, the provision for loan loss was $60,000 in 1997 compared to $103,000 in 1996. In the first nine months, the provision for loan loss was $180,000 in 1997 compared to $138,000 in 1996. In each period, the provision for loan loss was determined as the amount necessary to maintain the allowance for loan losses at a level deemed adequate to absorb estimated future losses inherent in the loan portfolio. At September 30, 1997, the allowance for loan losses was $910,000, or .73% of total loans, compared to $923,000, or .86% of total loans, at December 31, 1996. Non-performing loans, consisting entirely of non-accrual loans, were $378,000, or .30% of total loans, at September 30, 1997. In the first nine months of 1997, loans totaling $201,000 were charged against the allowance for loan losses while $8,000 was added to the allowance for loan losses due to recoveries of loan previously charged off.

NON-INTEREST INCOME: In the first nine months of 1997, non-interest income increased to $416,000 from $246,000 in the same period in 1996 primarily due to increased gains on sales of loans and securities. Gains of $83,000 were realized on sales of $10,500,000 of loans in the first nine months of 1997 compared to gains of $14,000 on sales of $5,300,000 in the first nine months of 1996. Gains on securities sold increased to $58,000 in the first nine months of 1997 from $7,000 in the same period in 1996. In May, 1997, over $8,000,000 of securities were sold for gains of $58,000 with the proceeds used to fund loan originations. In addition, loan fees increased to $167,000 from $139,000 and other non-interest income increased to $94,000 from $73,000 comparing the first nine months of 1997 to the same period in 1996. The increase in loan fees was primarily due to increased late charges while the increase in other non-interest income was due to higher deposit account service fees.

In the third quarter, non-interest income increased to $156,000 in 1997 from $56,000 in 1996. Gains on loans sold were $52,000 in third quarter of 1997 compared to losses on loans sold of $6,000 in the same period in 1996. Loan fees increased to $61,000 in the third quarter of 1997 compared to $43,000 in the same period in 1996 due to increased loans servicing income. Other non-interest income increased to $42,000 in the third quarter of 1997 from $16,000 in the same period in 1996 due to increased deposit account fees and higher discount brokerage commission income.
                             -page 6-

NON-INTEREST EXPENSE: Non-interest expense decreased in the first nine months and the third quarter of 1997 from the same periods in 1996 due to the $875,000 SAIF recapitalization special assessment incurred in 1996. Net of the special assessment, non-interest expense was $884,000 in the third quarter of 1996 compared to $989,000 in the third quarter of 1997. The increase in 1997 over the net 1996 expense amount related primarily to salaries and employee benefits which increased to $546,000 in the third quarter of 1997 from $474,000 in the third quarter of 1996 due to staff increases, including a new member of senior management, and expenses related to employee and director benefit plans implemented since the stock conversion. Data processing expense increased to $107,000 in the third quarter of 1997 from $61,000 in the same period in 1996 due to deconversion and other expenses related to the change in data providers by the Company's thrift subsidiary during the quarter. Professional fees increased to $57,000 in the third quarter of 1997 from $25,000 in the same period in 1996 due to corporate fees and expenses not previously incurred by the Company. Partially offsetting the expense increases was regular federal deposit insurance expense which decreased to $20,000 in the third quarter of 1997 from $96,000 in the same period in 1996 due to the premium rate reduction that followed the special assessment.

Non-interest expense was $2,792,000 in the first nine months of 1997 compared to $3,431,000 in the same period in 1996. Net of the special assessment, non-interest expense in the first nine months of 1996 was $2,556,000. Comparing the first nine months of 1997 to the same period in 1996, salaries and employee benefits increased to $1,538,000 in 1997 from $1,246,000 in 1996, professional fees increased to $192,000 in 1997 from $81,000 in 1996 and data processing expense increased to $249,000 in 1997 from $184,000 in 1996. These increases were all for the same reasons previously noted. Regular federal deposit insurance expense decreased to $46,000 in the first nine months of 1997 from $274,000 in the same period in 1996 due to the premium rate reduction. As a percentage of average assets, non-interest expense was 2.16% in the first nine months of 1997 and 2.18% (net of the special assessment) in the first nine months of 1996.

INCOME TAX EXPENSE: The provision for income taxes was $204,000 in the first nine months of 1997 compared to a benefit for income taxes of $300,000 in the same period in 1996. In the third quarter, the provision for income taxes was $52,000 in 1997 compared to a benefit for income taxes of $277,000 in 1996. In both periods, the increase in net income before tax resulted in the increase in the provision for income taxes. The effective tax rate was 34% for 1997 compared to an effective benefit rate of 35% for 1996.

FINANCIAL CONDITION

At September 30, 1997 total assets were $172,160,000 compared to $172,666,000 at December 31, 1996. Net loans receivable increased to $124,159,000 at September 30, 1997 from $106,541,000 at year-end, 1996 as loan originations and participations purchased were $56,500,000 in the first nine months of 1997. Investment and mortgage-backed securities decreased from $53,883,000 at December 31, 1996 to $40,330,000 at September 30, 1997 due primarily to securities sold in 1997. Funds generated from the decrease in securities were used to originate loans. Deposits decreased from $133,995,000 at December 31, 1996 to $131,740,000 at September 30, 1997 while FHLB advances increased from $15,300,000 at December 31, 1996 to $18,750,000 at September 30, 1997.

Stockholders' equity decreased to $20,401,000, or 11.9% of total assets, at September 30, 1997 from $22,141,000, or 12.8% of total assets, at December 31, 1996. Purchases of treasury stock and incentive plan stock resulted in the decrease in total equity. Net income in the first nine months of 1997 and a
                            -page 8-
decrease in the unrealized loss on investments, net of tax, partially offset thereduction in total equity related to the stock purchases. Book value per share was $17.03 at September 30, 1997 and $17.00 at December 31, 1996.

Savings institutions are required to maintain minimum capital levels as measuredby three ratios: Risk-based capital to risk weighted assets of 8.00%; Core capital to tangible assets ratio of 3.00%; and Tangible core capital to tangible assets ratio of 1.5%. At September 30, 1997, the Company's thrift subsidiary had ratios of 17.31%, 9.88% and 9.88%, respectively. At December 31,1996, these ratios were 18.29%, 9.66% and 9.66%, respectively.

Savings institutions are also required to maintain a minimum 5% liquidity ratio measured as the ratio of cash, cash equivalents, short-term investments and certain long-term investments to deposits and certain borrowed funds. The Company's thrift subsidiary had liquidity ratios of 10.92% and 12.04% at September 30, 1997 and December 31, 1996, respectively.

At September 31, 1997, funds committed for loan originations and loans in process totaled $3,559,000 and unused lines of credit totaled $3,310,000.
Funds to meet these commitments are available from scheduled principal and interest payments on loans, mortgage-backed and investment securities as well as new deposits and borrowed funds. Funds are invested primarily in residential and commercial mortgage loans, indirect automobile loans and mortgage-backed securities and are also available for deposit interest payments, maturities and withdrawals.
                              -page 9-

Eagle BancGroup, Inc.
PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

(27) - Financial Data Schedule

Eagle BancGroup, Inc. did not file any reports on Form 8-K during the three months ended September 30, 1997.

Eagle BancGroup, Inc. did file a report on Form 8-K dated October 17, 1997. Under Item 4 of the report, Eagle disclosed that McGladrey & Pullen, LLP had been chosen to be certifying accountant for Eagle commencing with the December 31, 1997 financial statements. The decision by Eagle's Board of Directors completed a formal review of Eagle's audit and tax work. Ernst & Young LLP was dismissed as the Eagle's certifying accountant as a result of the decision.

The December 31, 1995 and December 31, 1996 financial statements prepared by Eagle did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles by Ernst & Young LLP, Eagle's certifying accountant for each period. In either year and in the subsequent interim period through October 17, 1997, there were no disagreements regarding any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure between the Ernst & Young LLP and Eagle.
                             -page 10-

                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             EAGLE BANCGROUP, INC.

                             /s/ Gerald A. Bradley
DATE: November 13, 1997      ---------------------
                             GERALD A. BRADLEY
                             Chairman of the Board

                             /s/ Donald L. Fernandes
DATE: November 13, 1997      -----------------------
                             DONALD L. FRNANDES
                             President and Chief
                             Executive Officer

                             -Page 11-