Form 10-K
period 1997-12-31
EAGLE BANCGROUP INC
filed 1998-03-31
CIK 1010856

SECURITIES AND EXCHANGE COMMISSION
                        Washington D. C.  20549

                               FORM 10-K
(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                                 OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

                   Commission File No. 000-20739

                         EAGLE BANCGROUP, INC.
             (Exact Name of Registrant as Specified in its Charter)

            DELAWARE                              37-1353957
     (State or Other Jurisdiction         (IRS Employer Identification No.)
   of Incorporation or Organization)

   301 FAIRWAY DRIVE, BLOOMINGTON, IL                61701
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

   As of March 23, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $19,307,000 (930,466 shares at $20.75 per share). The per share price of $20.75 is based on the last sale price of the common stock at March 23, 1998, as reported by The Nasdaq Stock Market.

   As of March 23, 1998, there were 1,177,205 shares of the Registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
   Portions of the following documents are incorporated by reference:

   Annual Report to Stockholders for the Fiscal Year Ended December 31, 1997
     --Part I and II.

   1998 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held on April 15, 1998--Part III


                         TABLE OF CONTENTS
                                                           PAGE
     PART I

Item 1.   Business                                            3
Item 2.   Properties                                         36
Item 3.   Legal Proceedings                                  37
Item 4.   Submission of Matters to a Vote of
            Security Holders                                 37

     PART II

Item 5.   Market for the Registrant's Common Stock and
            Related Security Matters                         37
Item 6.   Selected Financial Data                            37
Item 7.   Manaagement's Discussion and Analysis of
            Financial Condition and Results of Operations    37
Item 7a.  Quantitative and Qualitative Disclosures About
            Market Risk                                      37
Item 8.   Financial Statements and Supplementary Data        38
Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure           38

     PART III

Item 10.  Directors and Executive Officers of Registrant     38
Item 11.  Executive Compensation                             38
Item 12.  Security Ownership of Certain Beneficial Owners
            and Managament                                   39
Item 13.  Certain Relationships and Related Transactions     39

     PART IV

Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                              39
          Signatures                                         40
          Exhibit Index                                      41

                                  PART I

Item 1. BUSINESS

     Eagle BancGroup, Inc. ('Eagle'), a non-diversified unitary savings and loan holding company as defined in the Home Owners' Loan Act, as amended, was incorporated as a Delaware corporation on January 24, 1996. Eagle owns all of the common stock of First Federal Savings and Loan Association, Bloomington, Illinois ('First Federal'). In June, 1996, First Federal converted from a mutual savings association to a capital stock savings association at which time Eagle acquired all of the common stock of First Federal. Eagle conducted a subscription stock offering simultaneous to the charter conversion which resulted in the issuance of 1,302,705 shares of Eagle's common stock. At present, Eagle is engaged only in the business of managing its investments and directing, planning and coordinating the business activities of First Federal.

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

     At December 31, 1997, Eagle had consolidated total assets of $171,137,000 and stockholders' equity of $20,305,000. At December 31, 1997, Eagle was the third largest financial institution holding company headquartered in McLean county, Illinois, based on its consolidated assets as of that date.

First Federal

     First Federal is a federally-chartered capital stock savings association regulated by the Office of Thrift Supervision (the 'OTS') and its deposits are insured by the Federal Deposit Insurance Corporation (the 'FDIC') through the Savings Association Insurance Fund (the 'SAIF'). First Federal was originally chartered in 1919. At December 31, 1997, First Federal had total assets of $168,516,000, deposit accounts of $131,558,000 and stockholders' equity of $16,729,000.

     First Federal conducts business from its main office in Bloomington, Illinois and two full service branch offices located in Bloomington and LeRoy, Illinois. Bloomington and LeRoy, which is approximately 20 miles southeast of Bloomington, are located in central Illinois in McLean County, the largest county geographically in Illinois. First Federal's primary market area is McLean and DeWitt Counties. DeWitt County is directly southeast of McLean County. Bloomington and its adjacent sister city, Normal, have a combined population of approximately 100,000. Outside of Bloomington-Normal, McLean and Dewitt Counties feature a mix of small towns and rural areas with a population of approximately 60,000. The local population is projected to grow 7% in the next five years which is well above the 2% projected population increase in the state of Illinois. No other major downstate Illinois metropolitan area population is projected to grow more than 1.5%. The economy of the region is diversified in four major sectors- agriculture, education, manufacturing and insurance. Bloomington-Normal is home to two large insurance companies, two four-year universities and numerous national manufacturers. McLean County annually ranks at or near the top nationally in corn and soybean production per county. This diversification has resulted in a strong, growing local economy that is expected to continue to grow in the future.

     The principal business of First Federal has been and continues to be attracting retail deposits in its primary market area from the general public and investing those deposits, along with funds generated from operations and borrowings, in one-to-four family residential mortgage loans, commercial real estate loans, commercial business loans, automobile and other consumer loans and mortgage-backed and other investment securities. Residential mortgage loans are originated primarily for sale in the secondary market, with servicing rights retained by First Federal on approximately half of the loans sold. Revenues are derived principally from interest on residential mortgage, consumer loans, commercial loans, interest and dividends on mortgage-backed and other investment securities and, to a lesser extent, loan fees, loan servicing income and gains on sale of loans. Primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and other investment securities, FHLB advances and proceeds from the sale of residential mortgage loans.

     In August, 1997, David R. Wampler joined First Federal as President and Director. Having worked at two local commercial banks for 15 years, the last four years as President and Chief Executive Officer of his former employer, Mr. Wampler brought extensive experience in the local commercial banking market. First Federal had increased its activity in commercial real estate and commercial business loans in 1997 prior to Mr. Wampler's addition. Since then, First Federal has continued to diversify its lending portfolio by selling a greater number of the residential loan originations and by actively pursuing commercial loans, commercial real estate loans and consumer loans more aggressively than in prior years. Mr. Wampler was also appointed Director of Eagle. Donald L. Fernandes remains as Chief Executive Officer and Chairman of First Federal.

     First Federal competes with thirteen other savings institutions and banks as well as numerous credit unions, finance companies and other financial intermediaries in its primary market area. Competition has been and will continue to be intense with respect to attracting deposits and making loans. Interest rates and customer service are the primary factors affecting competition for deposits and loans. First Federal's seventy-eight years as a locally owned and managed savings institution and a tradition of customer service are advantages current and future customers have at First Federal in addition to locally competitive interest rates on deposits and loans. First Federal offers a variety of demand, savings and time deposit products.

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

     Collectively, Eagle, First Federal and FFS are referred to herein as 'the Company'.

Average Balance Sheets

     The following table sets forth information with respect to average balances of assets and liabilities, dollar amounts of interest income or expense from average interest-earning assets and interest-bearing liabilities, respectively, resultant yields and costs, interest rate spreads, net interest margins and the ratio of interest-earning assets to interest-bearing liabilities for the periods indicated.  Average balances for each period have been calculated using the average of month-end balances during such period, the use of which management of the Company believes are not materially different from averages calculated using the daily balances (amounts in thousands):
FOR THE YEAR ENDED DECEMBER 31, 1997
                                             Average  Interest &   Yield/
                                             Balance   Dividends    Cost
Interest-earning assets <F1>:
  Mortgage loans <F2>                       $ 86,619    $ 6,633     7.66%
  Indirect auto loans                         21,355      1,834     8.59
  Other consumer loans                         8,238        848    10.29
  Other loans                                  1,828        157     8.59
    Total loans                              118,040      9,472     8.02
  Mortgage-backed securities:
    Collateralized mortgage obligations       15,448        881     5.70
    Other mortgage-backed securities          14,045        857     6.10
  Investment securities                       14,667        897     6.12
  Overnight and short-term investments         2,649        143     5.40
  Federal Home Loan Bank stock                 1,126         76     6.75
    Total interest-earning assets            165,975     12,326     7.43
Non-interest-earning assets:
  Premises and equipment, net                  2,876
  Real estate, net                               651
  Other non-interest-earning assets            2,451
    Total assets                             171,953

Interest-bearing liabilities:
  Passbook accounts                           15,832        579     3.66
  NOW accounts                                 6,751        132     1.96
  Money market accounts                        2,438         70     2.87
  Certificates of deposit                    106,491      6,285     5.90
    Total deposits                           131,512      7,066     5.37
  FHLB advances and other borrowed funds      17,905      1,055     5.89
    Total interest-bearing liabilities       149,417      8,121     5.44
Non-interest bearing liabilities:
  Non-interest bearing deposits                  786
  Other liabilities                            1,045
    Total liabilities                        151,248
Stockholders' equity                          20,705
    Total liabilities and
      stockholders' equity                  $171,953

Net interest income                                      $4,205
Interest rate spread                                                1.99
Net interest margin                                                 2.53%
Average interest-earning assets to
  average interest-bearing liabilities          1.11x



FOR THE YEAR ENDED DECEMBER 31, 1996
                                             Average  Interest &   Yield/
                                             Balance   Dividends    Cost
Interest-earning assets <F1>:
  Mortgage loans <F2>                        $65,224     $4,862     7.45%
  Indirect auto loans                         22,962      1,985     8.64
  Other consumer loans                         8,346        754     9.03
  Other loans                                    848         80     9.43
    Total loans                               97,380      7,681     7.89
  Mortgage-backed securities:
    Collateralized mortgage obligations       19,583      1,153     5.89
    Other mortgage-backed securities          19,499      1,205     6.18
  Investment securities                       13,916        832     5.98
  Overnight and short-term investments         3,106        172     5.54
  Federal Home Loan Bank stock                   760         51     6.71
    Total interest-earning assets            154,244     11,094     7.19
Non-interest-earning assets:
  Premises and equipment, net                  2,997
  Real estate, net                               649
  Other non-interest-earning assets            1,506
    Total assets                             159,396

Interest-bearing liabilities:
  Passbook accounts                           15,462        577     3.73
  NOW accounts                                 5,338         96     1.80
  Money market accounts                        2,964         85     2.87
  Certificates of deposit                    111,859      6,673     5.97
    Total deposits                           135,623      7,431     5.48
  FHLB advances and other borrowed funds       4,386        272     6.20
    Total interest-bearing liabilities       140,009      7,703     5.50
Non-interest bearing liabilities:
  Non-interest bearing deposits                  549
  Other liabilities                            1,682
    Total liabilities                        142,240
Stockholders' equity                          17,156
    Total liabilities and
      stockholders' equity                  $159,396

Net interest income                                      $3,391
Interest rate spread                                                1.69
Net interest margin                                                 2.20%
Average interest-earning assets to
  average interest-bearing liabilities          1.10x


FOR THE YEAR ENDED DECEMBER 31, 1995
                                             Average  Interest &   Yield/
                                             Balance   Dividends    Cost
Interest-earning assets <F1>:
  Mortgage loans <F2>                        $60,081     $4,528     7.54%
  Indirect auto loans                         20,436      1,655     8.10
  Other consumer loans                         6,775        671     9.90
  Other loans                                    490         45     9.18
    Total loans                               87,782      6,899     7.86
  Mortgage-backed securities:
    Collateralized mortgage obligations       19,384      1,175     6.06
    Other mortgage-backed securities          17,347      1,055     6.08
  Investment securities                        9,713        552     5.68
  Overnight and short-term investments         3,335        207     6.21
  Federal Home Loan Bank stock                   683         45     6.59
    Total interest-earning assets            138,244      9,933     7.19
Non-interest-earning assets:
  Premises and equipment, net                  3,234
  Real estate, net                             5,392
  Other non-interest-earning assets            2,673
    Total assets                             149,543

Interest-bearing liabilities:
  Passbook accounts                           13,947        494     3.54
  NOW accounts                                 4,821         86     1.78
  Money market accounts                        3,611        103     2.85
  Certificates of deposit                    113,876      6,612     5.81
    Total deposits                           136,255      7,295     5.35
  FHLB advances and other borrowed funds       1,243         81     6.52
    Total interest-bearing liabilities       137,498      7,376     5.36
Non-interest bearing liabilities:
  Non-interest bearing deposits                  468
  Other liabilities                              802
    Total liabilities                        138,768
Stockholders' equity                          10,775
    Total liabilities and
      stockholders' equity                  $149,543

Net interest income                                      $2,557
Interest rate spread                                                1.83
Net interest margin                                                 1.85%
Average interest-earning assets to
  average interest-bearing liabilities          1.01x

<F1>
 Does not include interest on loans 90 days or more past due.
<F2>
 Includes one-to-four family, construction, multi-family and commercial real estate loans.

      The following table sets forth the effects of changing interest rates and volumes of interest-earning assets and interest-bearing liabilities on net interest income.  Information is provided with respect to (i) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume), (ii) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (iii) changes in rate/volume (change in rate multiplied by change in volume) (amounts in thousands):
1997 COMPARED TO 1996
                                              Increase (Decrease) Due To
                                                             Rate/
                                            Rate    Volume   Volume    Net
Interest earning-assets <F1>:
  Mortgage loans <F2>                      $133    $1,595     $43   $1,771
  Indirect auto loans                       (13)     (139)      1     (151)
  Other consumer loans                      105       (10)     (1)      94
  Other loans                                (7)       92      (8)      77
    Total loans                             218     1,538      35    1,791
  Mortgage-backed securities:
    Collateralized mortgage obligations     (36)     (244)      8     (272)
    Other mortgage-backed securities        (15)     (337)      4     (348)
  Investment securities                      19        45       1       65
  Overnight and short-term investments       (4)      (25)      -      (29)
  Federal Home Loan Bank Stock                -        25       -       25
    Total net change in income on
      interest-earning assets               182     1,002      48    1,232

Interest-bearing liabilities:
  Passbook accounts                         (12)       14       -        2
  NOW accounts                                9        25       2       36
  Money market accounts                       -       (15)      -      (15)
  Certificates of deposit                   (71)     (320)      3     (388)
    Total deposits                          (74)     (296)      5     (365)
  FHLB advances and other borrowed funds    (13)      838     (42)     783
    Total net change in expense on
      interest-bearing liabilities          (87)      542     (37)     418

Net change in net interest income          $269     $ 460     $85     $814

1996 COMPARED TO 1995
                                                              Rate/
                                            Rate    Volume   Volume    Net
Interest earning-assets <F1>:
  Mortgage loans <F2>                      $(49)     $387     $(4)    $334
  Indirect auto loans                       111       205      14      330
  Other consumer loans                      (59)      156     (14)      83
  Other loans                                 1        33       1       35
    Total loans                               4       781      (3)     782
  Mortgage-backed securities:
    Collateralized mortgage obligations     (34)       12       -      (22)
    Other mortgage-backed securities         17       131       2      150
  Investment securities                      29       239      12      280
  Overnight and short-term investments      (22)      (14)      1      (35)
  Federal Home Loan Bank Stock                1         5       -        6
    Total net change in income on
      interest-earning assets                (5)    1,154      12    1,161

Interest-bearing liabilities:
  Passbook accounts                          26        54       3       83
  NOW accounts                                1         9       -       10
  Money market accounts                       1       (19)      -      (18)
  Certificates of deposit                   181      (117)     (3)      61
    Total deposits                          209       (73)      -      136
  FHLB advances and other borrowed funds     (4)      205     (10)     191
    Total net change in expense on
      interest-bearing liabilities          205       132     (10)     327

Net change in net interest income         $(210)   $1,022     $22     $834

<F1>
 Does not include interest on loans 90 days or more past due
<F2>
 Includes one-to-four family, construction, multi-family and commercial real estate loans.

Lending Activities

     Historically, First Federal primarily originated residential mortgage loans secured by one-to-four family homes for its own portfolio. In 1992, some residential loans, primarily long-term, fixed-rate loans, were sold in the secondary market for the first time. In 1993, First Federal began originating indirect automobile loans through a network of local automobile dealerships in order to diversify the portfolio. Indirect automobile loans are generally higher yielding and more interest sensitive than residential mortgage loans and the balance of indirect automobile loans increased each year through 1996. In the last six months of 1997, First Federal adopted a new lending strategy under which most residential mortgage loans are sold at origination, less emphasis is placed on originating indirect automobile loans and more emphasis is placed on origination of commercial real estate, commercial business and direct consumer loans. This strategy is intended to further diversify and increase the average yield of the loan portfolio. This strategy is also intended to increase non-interest income due to gains on loans sold and additional servicing income. One-to-four family mortgage loans represented
63% of gross loans at December 31, 1997 while other mortgage loans comprised 12% and indirect automobile loans comprised 16%. In 1997, the percentage of indirect automobile loans decreased while the percentage of other mortgage loans increased. The following table sets forth the composition of the loan portfolio as of the dates indicated:

                                             December 31,
                                   1997            1996            1995
                              Amount   Pct    Amount   Pct    Amount   Pct
                                         (Amounts in thousands)
Mortgage loans:
  One-to-four family <F1>    $77,994  62.7%  $67,855  62.7%  $53,294  59.2%
  Construction                 3,009   2.4     1,183   1.1       716    .8
  Multi-family                 5,080   4.1     1,562   1.4     1,776   2.0
  Commercial real estate       6,791   5.5     3,827   3.5     4,484   5.0
    Total mortgage            92,874  74.7    74,427  68.7    60,270  67.0
Indirect auto loans           19,593  15.7    23,640  21.8    21,598  24.0
Other consumer loans:
  Direct auto                  2,190   1.8     2,136   2.0     1,515   1.7
  Home equity                  5,810   4.7     4,904   4.5     4,275   4.7
  Other consumer               1,643   1.3     1,479   1.4     1,332   1.5
    Total other consumer       9,643   7.8     8,519   7.9     7,122   7.9
Commercial business loans      1,588   1.3     1,145   1.1       541    .6
Accrued interest
  receivable-all loans           631    .5       523    .5       489    .5
Gross loans                  124,329   100   108,254   100    90,020   100

Less:
  Due to borrowers on
    construction loans          (871)           (610)           (246)
  Deferred loan fees            (114)            (80)            (81)
  Allowance for possible
    loan losses                 (935)           (923)           (907)

Net loans receivable        $122,409        $106,641         $88,786

<F1>
 Includes construction loans converted to permanent loans.

Other than the categories listed above, no other concentrations or categories of loans exceeding 10% of total loans are known to exist.

     One-to-Four Family Residential Lending. The primary lending activity of First Federal has been the origination of first mortgage loans to enable borrowers to purchase new or existing homes, and to construct one-to-four family homes located in First Federal's primary market area. Such lending includes loans secured by detached single-family residences or condominiums and individually owned residences in attached housing containing not more than four separate dwelling units. Representing well over half of the loan portfolio, residential mortgage loans have contributed significantly to interest income and have low delinquency and loss rates. To remain competitive, a variety of mortgage products are offered including fixed or adjustable rate and term or balloon loans.

     Fixed-rate, fixed-term residential mortgage loans are competitively priced based on market conditions and the cost of funds. Terms of 10, 15, 20 and 30 years are available. Prior to 1997, First Federal maintained a practice of selling in the secondary market all new fixed-rate, fixed-term residential mortgage loans with terms of over 15 years and some such loans with terms of 15 years or less depending on market conditions. The emphasis was changed in the last six months of 1997 and now most new fixed-rate, fixed-term loans that meet underwriting standards are sold in the secondary market. Loans are primarily sold to either the Federal National Mortgage Association ('FNMA'), a government sponsored agency, or to other private corporate investors. At December 31, 1997, fixed-rate, fixed-term loans represented about 33% of the one-to-four family mortgage loans outstanding.

     Adjustable-rate ('ARM') residential mortgage loans having initial adjustment periods of one, three, five or seven years, with annual adjustments thereafter and maturities of up to 30 years, are offered by First Federal. In recent years, the three year ARM has been emphasized and generated the most originations. ARM loans are adjusted at the beginning of each adjustment period based on a fixed spread above the average yield on US Treasury securities as published by the Federal Reserve Board. Generally, ARM loan rate adjustments are limited to 2% per adjustment period and to 6% aggregate over the life of the loan. At December 31, 1997, ARM loans represented about 50% of the one-to-four family mortgage loans outstanding.

     Prior to 1997, ARM loans were retained in First Federal's portfolio due to the lower level of interest rate risk compared to fixed-rate, fixed-term loans. Beginning in the last half of 1997, most new ARM loans that meet underwriting standards are now sold in the secondary market. In 1997, $4,000,000 of ARM loans were sold privately to two other financial institutions. No similar sales are anticipated in 1998. ARM loans do have higher credit risk compared to fixed-rate loans due to the possibility of borrower default when interest rates reset higher and monthly payment amounts increase. ARM borrowers are normally qualified at the highest possible rate to reduce credit risk.

     Balloon loans are also offered by First Federal. These loans have a fixed-rate and fixed monthly payments (normally based on a thirty year amortization schedule) but have a five or seven year term at which time the entire unpaid principal balance is due. Borrowers have the option of renewing the loan at then current rates. Balloon loans also have lower interest rate risk than fixed-rate, fixed-term loans but higher interest rate risk relative to ARM loans since balloon loans usually are repriceable later than ARM loans but sooner than fixed-term loans. As with new ARM loans, new balloon loans that meet underwriting standards are now sold in the secondary market. About 17% of the one-to-four family mortgage loans outstanding at December 31, 1997 were balloon loans.

     Factors such as the general level of interest rates, competition, funds availability and borrower preference all affect the amount and type of loans originated. Generally, borrowers prefer ARM loans in periods of higher interest rates and fixed-rate loans in periods of lower interest rates.

     One-to-four family mortgage loans are underwritten to FNMA guidelines to allow for sale in the secondary market. If the loan to value ratio exceeds 80%, private mortgage insurance is required to cover the excess above 80%. With private mortgage insurance, loan to value ratios cannot exceed 95%. Title insurance or attorney's opinion to title is required as is hazard insurance for any property securing mortgage loans.

     Construction Loans. First Federal originates construction loans at the request of borrowers but does not actively solicit such loans. Generally, such loans are for construction of owner-occupied, single-family dwellings and are usually converted to permanent mortgage financing upon completion. In 1997, one loan was originated to a group of qualified local developers to finance construction of a hotel in McLean County. The loans usually have variable rates and have maturities of up to twelve months in which time construction must be completed. Loan amounts usually do not exceed 80% of the estimated value of the completed property. Credit risk associated with construction loans is higher than permanent loans due to uncertainty as to the final value of the property, possible construction delays or underestimation of construction costs. At December 31, 1997, construction loans totaled $3,009,000, or 2.4% of gross loans, with approximately $1,300,000 of the total related to the commercial construction loan. The commercial construction loan converted to permanent financing in early 1998.

     Multi-Family Residential Lending. First Federal offers mortgage loans secured by multi-family residential properties. Most such loan originations feature balloon payments due in five years with amortization terms up to 20 years and loan to value ratios that usually do not exceed 80%. Interest rates may be fixed or adjustable. At December 31, 1997, multi-family residential loans totaled $5,080,000, or 4.1% of gross loans. The significant increase in these loans in 1997 was due primarily to a $2,800,000 participation loan, secured by a multi-building apartment complex, purchased in early 1997.

     Commercial Real Estate Lending. As previously mentioned, in the last six months of 1997, First Federal shifted its lending focus away from indirect automobile loans and toward commercial real estate and commercial business loans. Total commercial real estate loans were $6,791,000, or 5.5% of gross loans, at December 31, 1997 as balances increased almost $3,000,000 from year-end, 1996. These loans usually have variable rates, normally floating at prime or a fixed spread above prime, and balloon payments due in five years with amortization terms up to 20 years. Loans are underwritten based on analysis of the cash flow generated by the business in which the real estate is used and the ability of the borrower to meet payment obligations. In addition to securing the loan with a first mortgage on the real estate, personal guarantees from the business owners are usually sought. Loans are usually limited to 75% of the value of the property. As the balance of commercial real estate and commercial business loans increases, the average yield on the entire loan portfolio should increase.

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

     Indirect Auto Loans. In 1993, First Federal began originating indirect auto loans through a network that includes most local auto dealerships. Loan totals increased each year through 1996. The shift in lending strategy in 1997 resulted in total indirect automobile loans of $19,593,000, or 15.7% of gross loans, at December 31, 1997, a decrease of slightly over $4,000,000 from year-end, 1996. The decrease is due in part to increased competition from both national and local lenders. First Federal continues to originate indirect automobile loans but has tightened its guidelines preferring to originate loans to buyers who qualify as higher grade credits. Current policy allows for underwriting of loans on new or used automobiles with maturities between three and five years. All loans are secured by the new or used automobile. Loan amounts on new automobiles are limited to the manufacturer's suggested price while used automobile loan amounts are limited to the retail price as listed in the National Automobile Dealers Association used car guide.

     Following a credit review of the dealer, First Federal enters into a contractual relationship with the dealer. Short response times for credit decisions, consistent application of underwriting standards and immediate funding of indirect loans upon delivery of required documents allowed First Federal to successfully compete for these loans in the past. The amount of indirect loan originations is dependent on the volume of new and used automobile sales and the financing choices of purchasers, factors over which First Federal has no control. Loans have been originated through 28 local dealerships with the highest amount outstanding from any one dealer totaling 18% of the total indirect auto loans outstanding at December 31, 1997.

     Underwriting standards are maintained to assess an applicant's ability to repay amounts due and to verify the adequacy of the automobile financed as collateral. Even with the underwriting standards, the risks inherent in indirect auto lending indicate that some loans will default. Loans secured by assets that depreciate rapidly, such as automobiles, are generally considered to entail greater risks than residential mortgage loans. Through the efforts of a full-time collections officer, loan delinquencies have been kept at or below industry averages. At December 31, 1997, no loans were delinquent 90 days or more. No recourse is available from dealerships on loan defaults.
The provision for loan losses increased from $183,000 in 1996 to $240,000 due in part to the increase in net charge-offs related to indirect automobile loans to $228,000 in 1997 from $134,000 in 1996.

     Other Consumer Loans. First Federal also originates a variety of other consumer loans including direct auto loans and home equity loans and lines of credit. Under the new lending strategy, emphasis will be placed on originating these types of loans, especially when a customer closes a new residential mortgage loan. Direct auto loans are originated following the same underwriting standards as indirect auto loans but are made directly with the borrower rather than through a dealer. Direct auto loans have the same amount and term limits as indirect auto loans and also require as collateral the vehicle purchased with the loan. At December 31, 1997, direct auto loans outstanding totaled $2,190,000 or 1.8% of gross loans outstanding. Direct auto loans are usually made to customers with previous borrowings and or deposit accounts with First Federal.

     Home equity loans and lines of credit are secured by second liens on residential real estate. Home equity loans generally have fixed rates, fixed monthly payments and maturities up to 15 years. Home equity lines of credit have adjustable rates and flexible payment plans depending on the amount actually borrowed. Loan amounts are made up to a maximum 90% loan to value ratio taking into account all other liens on the property. Underwriting standards are virtually the same as for first mortgage loans and originations are not limited to borrowers for whom First Federal holds the first mortgage. At December 31, 1997, home equity loans and lines of credit totaled $5,810,000 or 4.7% of gross loans. The amount of such loans has increased at least 15% in each of the last two years and First Federal intends to continue to actively solicit such loans, especially home equity lines of credit, in the future.

     First Federal makes a variety of other consumer loans that totaled $1,643,000, or 1.3% of gross loans outstanding as of December 31, 1997. Included in this total are loans to purchase consumer goods, loans secured by deposit accounts and unsecured personal loans. Underwriting standards for these loans vary based on the loan type but all consider the creditworthiness of the borrower and the value of underlying collateral, with secured loans limited to 90% of the value of the underlying collateral. Interest rates and maturities vary depending on the loan type as well. As with direct auto loans these types of loans are generally granted to customers with previous borrowings and or existing deposit accounts with First Federal.

     Commercial Business Lending. As previously noted, commercial business loans will be emphasized under the new lending strategy though originations of these loans will be subject to strict guidelines. As of December 31, 1997, commercial business loans equaled $1,588,000, or 1.3% of gross loans, an increase of less than $500,000 from year-end, 1996. Commercial business loans are secured by accounts receivable, inventory, capital stock or real estate of the business and are usually personally guaranteed by the business owners. Risks involved are similar to commercial real estate loans with loan repayment often dependent upon the business generating sufficient cash flow, but commercial business loans carry even more credit risk than commercial real estate loans due to the nature of the collateral underlying the loan. Commercial business loans usually have variable interest rates and maturities of five years or less.

     Loan Originations, Purchases and Sales. First Federal's policy, implemented in 1997, is to sell all residential mortgage loans at origination in the secondary market. Previously, long-term, fixed-rate residential mortgages were usually sold at origination while fixed-rate, fixed-term residential mortgage loans with maturities of 15 years or less, adjustable rate and balloon loans were usually retained in the portfolio. Servicing rights are retained on loans sold to FNMA and are not retained on loans sold to other investors. All loans are sold without recourse. In 1997, $19,314,000 of residential mortgage loans were sold. Sales to Fleet and FNMA equaled about 52% and 28%, respectively, of the total amount sold. Included in the 1997 sales amount were two private bulk sales of ARM loans, totaling $3,900,000 to other financial institutions. Servicing rights were retained on these loans and no similar sales are anticipated in 1998.

     In recent years, First Federal has not made a practice of purchasing whole loans or participations in loans originated by other financial institutions and has not sold participations in loans it originated. In 1997, however, one participation loan was purchased as First Federal joined with three other Central Illinois thrifts to underwrite a multi-building apartment complex mortgage loan. First Federal's share of the loan was $2,800,000. Similar purchases of participations in loans originated by other financial institutions will be considered in the future as one way to increase the amount of commercial real estate and commercial business loans.

     Contractual Principal Repayments.  The following table sets forth information with respect to scheduled contractual maturity of loans receivable at December 31, 1997 (in thousands):
                                          Due after
                               Due in      One Year     Due After
                              One Year      Through       Five
                              or Less     Five Years      Years      Total
Mortgage Loans:
  One-to-four family           $6,584       $21,105     $50,305    $77,994
  Construction                  3,009            -           -       3,009
  Multi-family                    119           828       4,133      5,080
  Commercial real estate        1,159         4,107       1,525      6,791
    Total mortgage             10,871        26,040      55,963     92,874
Indirect auto loans             6,381        12,577         635     19,593
Other consumer loans
  Direct auto                     710         1,417          63      2,190
  Home equity                   3,571         1,709         530      5,810
  Other consumer                1,445           188          10      1,643
    Total other consumer        5,726         3,314         603      9,643
Commercial business loans         943           482         163      1,588
Total loans                   $23,921       $42,413     $57,634   $123,698

Demand loans, loans having no stated schedule of repayment and no stated maturity and overdraft loans are reported as due in one year or less. Scheduled repayments are reported in the maturity category in which the payment is due.

     The amount of loans due after one year having predetermined interest rates and floating or adjustable interest rates is as follows (in thousands):
          Fixed         $67,014
          Adjustable     33,033

     Loan Commitments. At December 31, 1997, outstanding loan commitments totaled $567,000. Commitments are normally provided to prospective borrowers following approval of a residential mortgage loan application and indicate that at any time within a 30 day period from the date of approval, subject to satisfaction of certain specified conditions, the approved loan will be funded. Unused lines of credit, primarily home equity lines of credit, totaled $2,841,000 at December 31, 1997. In management's opinion, these commitments represent no more than normal lending risk and can be funded from normal sources.

     Loan Origination, Servicing and Other Fees. Origination fees are not collected on most loans but when such fees are collected, the amount is offset against certain direct loan origination costs, then deferred and recognized as an adjustment to interest income over the expected life of the loan. At December 31, 1997, deferred loan fees equaled $114,000. Certain costs paid by First Federal necessary for loan processing and closing, including credit reports, an independent appraisal and title insurance, are reimbursed by borrowers. Loans totaling $38,370,000 were serviced for others as of December 31, 1997. Servicing income of $138,000 was recorded in 1997. Fees may also be collected in connection with loan modifications, late payments, prepayments and for other miscellaneous loan related services. Such payments are recognized as non-interest income upon receipt.

     Loans to One Borrower. Under OTS regulations, First Federal is generally subject to the same loans-to-one borrower limits that apply to national banks. Generally, loans and extensions of credit at one time to one borrower (and certain related entities of the borrower) may not exceed 15% of First Federal's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus for loans fully secured by certain readily marketable collateral. First Federal's lending limit for loans to one borrower as of December 31, 1997 was approximately $2,667,000. As of the same date, First Federal had no single borrower with loans exceeding $2,125,000.

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

      The following table sets forth information with respect to loans past due 60-89 days and over 90 days at the dates indicated (in thousands):

                                            December 31,
                               1997             1996             1995
                           60-89  Over 90   60-89  Over 90   60-89  Over 90
                            Days    Days     Days    Days     Days    Days
Mortgage loans:
  One-to-four family        $215    $103     $288    $310     $165    $305
  Construction               100     112       -       -        -       -
  Multi-family                -       -        -       -        -       -
  Commercial real estate      -       -        -      333       -      146
    Total mortgage           315     215      288     643      165     451
Indirect auto loans           28      -        49      44        4      51
Other consumer loans
  Direct auto                 -       -        22       7        8      -
  Home equity                 -       11       13      -        -       10
  Other consumer              36      -         6      11        5       1
    Total other consumer      36      11       41      18       13      11
Commercial business loans     -       69       81      -        -       -
  Total                     $379    $295     $459    $705     $182    $513

  Percent of Gross Loans    0.31%   0.24%    0.42%   0.65%    0.20%   0.57%

     Non-Performing Assets. All loans 90 days or more past due are placed on non-accrual status unless such loans are adequately collateralized and in the process of collection. At December 31, 1997, 1996 and 1995, all loans 90 days or more past due were on non-accrual status. Interest income on such loans is recognized only upon cash receipt and such loans are returned to accrual status only after all contractually past due payments are brought current and management believes collection of outstanding principal and interest is not in doubt. Additional interest income that would have been recognized on non-accrual loans, had each been current, totaled $9,000, $40,000 and $28,000, respectively, in 1997, 1996 and 1995. In addition to non-accrual loans, other assets classified as non-performing include troubled debt restructuring, repossessed automobiles and certain real estate owned. Real estate owned includes property acquired through foreclosure, property upon which a judgment of foreclosure has been entered but for which no foreclosure sale has yet taken place, property which is in substance foreclosed and property acquired for investment purposes.

     As of December 31, 1997 and 1996, real estate owned consisted entirely of
property acquired for investment purposes.   At December 31, 1997, the largest
parcel of real estate owned was 32 acres of industrial property valued at $580,000 acquired in 1992. Sale of this property is being actively pursued. The following table sets forth information with respect to non-performing assets (in thousands):

                                                  December 31,
                                          1997        1996        1995
Mortgage loans:
  One-to-four family                      $103        $310        $305
  Construction                             112          -           -
  Multi-family                              -           -           -
  Commercial real estate                    -          333         146
    Total mortgage                         215         643         451
Indirect auto loans                         -           44          51
Other consumer loans
  Direct auto                               -            7          -
  Home equity                               11          -           11
  Other consumer                            -           11          -
    Total other consumer                    11          18          11
Commercial business loans                   69          -           -
  Total Non-Accrual Loans                  295         705         513

Real estate owned                          633         653         644
Troubled debt restructuring                 -           -           -
Repossessed automobiles                     49          76          46
  Total Non-Performing Assets             $977      $1,434      $1,203

  Percent of Total Assets                 0.57%       0.83%       0.80%

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

     The following table sets forth information with respect to the classification of assets as of December 31, 1997 (in thousands):
          Substandard assets                       $288
          Doubtful assets                            -
          Loss                                       32
            Total Classified Assets                $320

            Percent of Total Assets                0.19%

     Allowance for Loan Losses. The allowance for loan losses was established to recognize the risks inherent with lending activities and may consist of a general allowance and a specific allowance. A specific allowance reserves against specific assets with respect to which a loss may be realized. A general allowance reserves against the entire loan portfolio. Allowances for loan loss are determined through analysis of factors such as past loan loss experience, current loan volume, growth and composition of the loan portfolio, local and national economic conditions and other factors deemed appropriate by management.

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

     The provision for loan losses in 1997 was $240,000. This provision was deemed appropriate due to the growth of the loan portfolio and an increase in net charge-offs to $228,000 in 1997 from $167,000 in 1996. The 1997 provision relates primarily to consumer loans, even though the outstanding total of those loans decreased in 1997 from 1996. As total consumer loans outstanding have increased in recent years, net charge-offs related to consumer loans have also increased. Management will continue to monitor actual experience with the consumer loan portfolio as part of the determination of future provisions. Management believes that the allowance for loan losses at December 31, 1997 is adequate though there can be no assurance as to the adequacy of the allowance or the need for additional provisions for loan losses that may adversely impact earnings of the Company.

     The following table sets forth information with respect to activity in the allowance for loan losses for the years indicated (in thousands):
                                        For the Year Ended December 31,
                                          1997        1996        1995
Allowance for loan loss at
  beginning of period                     $923        $907        $873

Provision for loan losses                  240         183         100

Charge-offs:
  Mortgage loans:
    One to four family                       7           1           -
    Construction                            -           -            -
    Multi-family                            -           -            -
    Commercial real estate                  -           -            -
      Total mortgage                         7           1           -
  Indirect auto loans                      197         145          54
  Other consumer loans
    Direct auto                             30          21           9
    Home equity                             -           -            -
    Other consumer                           5          11           5
      Total other consumer                  35          32          14
  Commercial business loans                 -           -            -
    Total charge-offs                      239         178          68

Recoveries:
  Mortgage loans:
    One to four family                      -           -            -
    Construction                            -           -            -
    Multi-family                            -           -            -
    Commercial real estate                  -           -            -
      Total mortgage                        -           -            -
  Indirect auto loans                       10          11           2
  Other consumer loans
    Direct auto                              1          -            -
    Home equity                             -           -            -
    Other consumer                          -           -            -
      Total other consumer                   1          -            -
  Commercial business loans                 -           -            -
    Total recoveries                        11          11           2

Net charge-offs                           (228)       (167)        (66)

Allowance for loan loss at
  end of period                           $935        $923        $907

Allowance for loan losses to gross
  loans outstanding at end of period      0.76%       0.85%       1.01%

Net charge-offs to average loans
  outstanding during the period           0.19%       0.17%       0.08%

     The following table sets forth information with respect to the breakdown of the allowance for loan losses by loan category at the dates indicated
(amounts in thousands):
                                             December 31,
                                 1997            1996            1995
                              Loan  Percent   Loan  Percent   Loan  Percent
                              Loss    of      Loss    of      Loss    of
                             Amount  Loans   Amount  Loans   Amount  Loans
Mortgage loans:
  One to four family          $382   0.49%    $352   0.52%    $250   0.47%
  Construction                  21   0.70        6   0.51       -      -
  Multi-family                  51   1.00       16   1.02       18   1.01
  Commercial real estate       123   1.81      127   3.32      334   7.45
    Total mortgage             577   0.62      501   0.67      602   1.00
Indirect auto loans            201   1.03      244   1.03      221   1.02
Other consumer loans
  Direct auto                   23   1.05       23   1.08       15   0.99
  Home equity                   29   0.50       36   0.73       57   1.33
  Other consumer                29   1.77       15   1.01        1   0.08
    Total other consumer        81   0.84       74   0.87       73   1.02
Commercial business loans        8   0.50        6   0.52       11   0.60
Unallocated                     68     -        98     -         -     -
Total Allowance for Loan Loss $935   0.76%    $923   0.85%    $907   1.01%

Loan Loss Amount represents the portion of the allowance for loan loss allocated to each loan category. Percent of Loans represents the ratio of the allowance for loan loss for each category to the total amount of loans in the same category.

Investment Activities

     General. The Company is permitted under federal law to make investments in securities issued by the U.S. government, various federal agencies and state and municipal governments, in deposits at the Federal Home Loan Bank, in certificates of deposit and federal funds at federally insured institutions and in other earning assets within certain limitations. The Board of Directors has established and periodically reviews the investment policy, the objectives of which include holding investments that provide and maintain liquidity and generate a favorable return without incurring undue interest rate risk. At present, the investment securities portfolio includes mortgage-backed and related securities and securities issued or guaranteed by the U.S. government and various federal agencies. In recent years, no investment products designed to hedge interest rate risk, such as futures, options, swaps or other derivative securities, have been purchased or held. All investment securities are designated as 'available-for-sale' and are reported at fair value as of December 31, 1997. Investment securities can also be designated as 'trading securities' or 'held-to-maturity' according to Generally Accepted Accounting Principals and regulatory guidelines but no securities have been so designated in recent years.

     Mortgage-Backed and Related Securities. Mortgage-backed securities represent a participation interest in a pool of mortgages, the principal and interest payments of which are passed through intermediaries, who pooled and repackaged the participation interest as securities, to investors. Intermediaries include quasi-governmental agencies such as Federal Home Loan Mortgage Corp. ('FHLMC'), Federal National Mortgage Association ('FNMA') and Government National Mortgage Association ('GNMA'), each of whom guarantees or insures payment of principal and interest to investors. By virtue of the guarantees, mortgage-backed securities generally increase the quality of the Company's assets. In addition, mortgage-backed securities can be used to collateralize borrowings or other obligations of the Company and are generally more liquid than mortgage loans. Mortgage loans with similar interest rates and maturities are normally pooled so that the characteristics of the mortgage-backed security, which will mirror the underlying mortgage loans, can be reasonably defined. Mortgage-backed securities can have fixed or adjustable interest rates.

     Mortgage-backed security holders assume the interest rate risk characteristics of the underlying pool of mortgage loans. Prepayments made by the mortgage loan holders are passed on to the security holders which can adversely affect the yield to maturity and market value of the mortgage-backed security. Prepayment assumptions, based on historical performance, are used to determine anticipated maturity dates, which are then used to amortize premium or discount on a level yield basis. When actual prepayments on a mortgage-backed security differ from previous assumptions, adjustments to anticipated maturity dates may be necessary. At December 31, 1997, mortgage-backed securities with a book value of $12,296,000 and a market value of $12,281,000 were held.

     Mortgage related securities were created to reduce the prepayment risk associated with mortgage-backed securities. Collateralized mortgage obligations ('CMOs') and real estate mortgage investment conduits (REMICs), issued in a variety of legal forms by both quasi-government agencies and private entities, are aggregate pools of mortgage-backed securities or mortgage loans. Once combined, separate classes or tranches of individual securities are created each having designated priority to future cash flows. As principal and interest payments are received on the underlying pools or mortgage loans, the class or tranche with highest priority is first to receive such payments. Once a class or tranche is fully paid out, the cash flows are directed to the class or tranche with the next highest priority. Security purchasers can buy certain classes or tranches with reasonable expectation as to when principal will be repaid. Prepayment risk is reduced with CMOs and REMICs compared to mortgage-backed securities but is not eliminated since changes in the general level of interest rates can affect prepayment rates. The market value of CMOs and REMICs, most of which have fixed interest rates, can also be more affected by the general level of interest rates than adjustable rate mortgage-backed securities. At December 31, 1997, CMOs with a book value of $12,467,000 and a market value of $12,315,000 were held.

     Regulatory policy requires at least an annual 'stress' test of mortgage related securities to determine if price volatility under a 200 basis point interest rate shock for each security exceeds a benchmark 30 year mortgage-backed security. Securities that fail the stress test are considered high risk and may only be purchased to reduce interest rate risk. Regulators can require institutions to dispose of such high risk securities. At December 31, 1997, First Federal held two mortgage-related securities, with a book value of $1,321,000 and a market value of $1,294,000, that were considered high risk by virtue of failing the stress test. To date, the OTS has not required the disposal of the securities. No new mortgage-related securities were purchased in 1997.

     Other Investment Securities. First Federal also owns U.S. government, federal agency and state and municipal securities in addition to stock in the Federal Home Loan Bank of Chicago. At December 31, 1997, both the book value and the market value of other investment securities held was $14,347,000.

     The table below sets forth information with respect to the amortized cost of investment securities at the dates indicated (in thousands):
                                                    December 31,
                                           1997         1996        1995
Mortgage-backed securities:
  Collateralized mortgage obligations    $12,467      $18,125     $21,305
  Other mortgage-backed                   12,296       19,685      20,286
U.S. government and agencies              12,642       15,181      10,664
Other securities                             395          447         482
FHLB stock                                 1,310          955         694
  Total investments, at amortized cost   $39,110      $54,393     $53,431

     The following table sets forth information with respect to the carrying value, weighted average yields and scheduled maturities of investment securities at December 31, 1997 (amounts in thousands):
                                              Over One        Over Five
                       One Year or Less    to Five Years    to Ten Years
                               Weighted          Weighted          Weighted
                      Amortized Average Amortized Average Amortized Average
                         Cost    Yield     Cost    Yield     Cost    Yield
Mortgage-backed securities:
  Collateralized mortgage
    obligations         $   55   5.57%    $1,840   5.78%    $1,000   5.65%
  Other mortgage-backed  3,403   5.82          -      -      1,054   5.60
U.S. government and
  agencies               3,175   5.36      8,467   6.26      1,000   7.00
Other securities            22   7.60         86   7.60        148   7.60
FHLB stock                   -                -                  -
  Total Investments     $6,655   5.60%   $10,393   6.19%    $3,202   6.15%

                                Over Ten Years        Total
                                       Weighted          Weighted
                              Amortized Average Amortized Average   Market
                                 Cost    Yield     Cost    Yield     Value
Mortgage-backed securities:
  Collateralized mortgage
    obligations                $ 9,572   5.53%   $12,467   5.58%   $12,315
  Other mortgage-backed          7,839   6.37     12,296   6.15     12,281
U.S. government and
  agencies                           -      -     12,642   5.49     12,635
Other securities                   139   7.60        395   7.60        402
FHLB stock                       1,310   6.75      1,310   6.75      1,310
  Total Investments            $18,860   5.98%   $39,110   5.79%   $38,943

     With the exception of the U.S. government and federal agencies, as of December 31, 1997, the Company did not hold securities of any one issuer the aggregate total of which exceeded 10% of stockholder's equity.

Deposit Activities and Other Sources of Funds

     General. Primary sources of funds for use in lending, investing and other general purposes are deposits and proceeds from principal and interest payments on loans, mortgage-backed and other securities and FHLB advances. Contractual loan repayments are a relatively stable source of funds while loan and mortgage-backed security prepayments and deposit inflows and outflows are significantly influenced by general interest rate levels and money market conditions. Borrowings can be used to increase liquidity on a short-term basis and on a long-term basis for general operational purposes.

     Deposit Accounts. In 1997, First Federal revised and enhanced its demand account products. Non-interest bearing accounts feature unlimited check writing, no minimum balance and no service charge. NOW accounts earn interest and feature unlimited check writing, a Visa check debit card (to qualifying customers) and no service charge if the customer has a loan or other deposit account with First Federal or a minimum balance. Money market accounts have the same features as NOW accounts but earn higher interest with a tiered rate schedule under which higher balance accounts earn the highest rate. ATM cards are available for qualifying customers on all accounts and commercial accounts are also offered. Passbook savings accounts are available under two plans with higher interest earned on one plan with a minimum balance. Certificate of deposit accounts, with maturities of up to six years, are also offered. Interest rates offered on all accounts are reviewed by management and subject to change as deemed necessary. The flow of deposits is greatly influenced by general economic conditions, changes in money market and local interest rates and competition. Brokered deposits are not solicited or accepted.

     First Federal attracts and maintains deposit accounts, in part, because of its tradition of customer service and seventy-eight years as a locally owned and managed savings association. Locally competitive interest rates, convenient locations with hours of service designed to meet customer needs and membership in a nationwide ATM network are used by First Federal to attract customers. In July, 1995, First Federal ended a time deposit attraction marketing program that attracted over $15,000,000 in new time deposits but also resulted in an increase in the cost of funds as the average rate paid on certificates increased to 5.81% in 1995 from 4.64% in 1994. Since then, efforts to reduce the cost of funds, including the use of FHLB advances as a funding source and not offering special rates at maturity on the certificates attracted as part of the marketing program, have been made. The following table sets forth information with respect to the average amount outstanding and the weighted average rate paid on the categories of deposit accounts listed for the years indicated (amounts in thousands):

                                  For the Year Ended December 31,
                              1997             1996              1995
                                Average          Average           Average
                        Average  Rate    Average   Rate    Average   Rate
                        Balance  Paid    Balance   Paid    Balance   Paid
Demand Accounts:
  Non-interest bearing     $786  0.00%   $   549   0.00%   $   468   0.00%
  NOW                     6,751  1.96      5,338   1.80      4,821   1.78
  Money market            2,438  2.87      2,964   2.87      3,611   2.85
  Passbook               15,832  3.66     15,462   3.73     13,947   3.54
    Total Demand         25,807  3.12     24,313   3.13     22,847   2.99

Certificate of Deposit Accounts:
  6 months or less        8,075  5.10      9,335   4.95     11,863   5.24
  7 to 12 months         23,400  5.44     27,011   5.71     27,608   5.57
  13 to 24 months        20,532  5.91     18,390   6.17     18,733   5.54
  25 to 36 months        22,642  6.04     27,509   5.94     26,050   5.64
  37 to 60 months        13,116  6.29     12,077   6.30     12,187   6.65
  Over 60 months         10,236  6.63     10,117   6.61      9,643   6.59
  Jumbo                   8,490  6.16      7,420   6.31      7,792   6.46
    Total Certificates  106,491  5.90    111,859   5.97    113,876   5.81

    Total Deposits     $132,298  5.37%  $136,172   5.48%  $136,723   5.35%

     The following table sets forth information with respect to the maturity of jumbo time certificates of deposit as of December 31, 1997. Jumbo time certificates of deposit require minimum deposits of $100,000. No other time deposits of $100,000 or more are outstanding (in thousands):

                                                 Amount
Due in three months or less                      $2,555
Due in over three through six months                663
Due in over six through twelve months             1,025
Due in over twelve months                         3,878

     Borrowings. Prior to 1996, First Federal relied on Federal Home Loan Bank ('FHLB') advances only in the event of a reduction in available funds from other sources. In 1996, FHLB advances were used to fund loan originations rather than more traditional sources of funds due to the lower cost of the advances relative to similar term certificates of deposit. In 1997, First Federal continued to use FHLB advances as a source of funds. The change in lending strategy in 1997, namely the decision of sell most residential mortgage originations, has reduced the dependence on advances as a source of funds. Advances are available with a variety of terms including fixed or variable rate and open line or fixed maturity. Some fixed maturity advances allow prepayments under certain conditions. At December 31, 1997, FHLB advances were fixed rate and totaled $18,000,000. All advances had fixed maturity dates. All advances are secured by stock in the FHLB and a blanket floating lien on First Federal's one-to-four family residential mortgage loans. The FHLB determines the creditworthiness of and sets a credit limit for each institution. The following table sets forth information with respect to FHLB advances at the end of and during the periods indicated (amounts in thousands):

                                 At and For the Year Ended December 31,
                                        1997              1996
Balance on December 31                $18,000           $15,300
Highest month-end balance              21,050            19,100
Average balance during the year        17,905             4,342
Average rate during the year             5.89%             6.20%
Average rate at year-end                 5.74%             5.73%

     During 1996, First Federal entered into repurchase agreements under which funds were borrowed in exchange for investment securities pledged to and held by counterparties. No such agreements were in effect at any time in 1997 or at any month end in 1996, including December. The average amount of repurchase agreements outstanding was $44,000 and the average rate paid on the repurchase agreements was 5.25% in 1996. Repurchase agreements are usually used as a source of funds for short periods of time. In certain circumstances, repurchase agreements may be used as a source of funds in the future but there are no plans to make frequent use of this source of funds.

     At December 31, 1997, the Company had 44 full-time and 20 part-time employees none of whom were represented by a union or collective bargaining group. The Company considers its relations with employees to be satisfactory.

	REGULATION AND SUPERVISION

General
     First Federal is chartered under federal law by the OTS. It is a member of the FHLB System, and its deposit accounts are insured up to legal limits by the FDIC under the SAIF. The OTS is charged with overseeing and regulating First Federal's activities and monitoring its financial condition.

     This regulatory framework sets parameters for First Federal's activities and operations and grants the OTS extensive discretion with regard to its supervisory and enforcement powers and examination policies. First Federal files periodic reports with the OTS concerning its activities and financial condition, must obtain OTS approval prior to entering into certain transactions or initiating new activities, and is subject to periodic examination by the OTS to evaluate First Federal's compliance with various regulatory requirements.

     Eagle is a savings and loan holding company and, like First Federal, is
subject to regulation by the OTS.   As part of this regulation, Eagle is
required to file certain reports with, and is subject to periodic examination by, the OTS.

Recent Legislative and Regulatory Developments

     Deposit Insurance Reform Legislation. On September 30, 1996, President Clinton signed the Deposit Insurance Funds Act of 1996 ('DIFA') that was part of the omnibus spending bill enacted by Congress at the end of its 1996 session. DIFA mandated that the FDIC impose a special assessment on the SAIF-assessable deposits of each insured depository institution at a rate applicable to all such institutions that the FDIC determined would cause the SAIF to achieve its designated reserve ratio of 1.25 percent as of October 1, 1996. The assessment was based on the amount of SAIF-insured deposits owned by each institution as of March 31, 1995, the record date established in the original drafts of the legislation.

     On October 10, 1996, the FDIC adopted a final rule governing the payment of the SAIF special assessment. The FDIC imposed a special assessment in the amount of 65.7 basis points. The SAIF special assessment was due by November 27, 1996. First Federal's portion of this special assessment amounted to $875,000 on a pre-tax basis. First Federal paid this amount to the FDIC during its fiscal third quarter ended September 30, 1996, as mandated by the Financial Accounting Standards Board that ruled that the SAIF special assessment should be recorded as an ordinary non-interest expense for the quarter ended September 30, 1996 for calender year reporting institutions. DIFA also confirmed that the special assessment is tax deductible.

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

     FICO Bond Payments. Before DIFA, federal regulators and thrift industry trade groups were predicting that a default would occur on the FICO Bonds (bonds issued in the late 1980s to recapitalize the Federal Savings and Loan Insurance Corporation) as early as 1998, as SAIF-assessable deposits continued to decline. DIFA amends The Federal Home Loan Bank Act to impose the FICO assessment against both SAIF and BIF deposits beginning after December 31, 1996. But the assessment imposed on insured depository institutions with respect to any BIF-assessable deposit is assessed at a rate equal to one-fifth of the rate (approximately 1.3 basis points) of the assessments imposed on insured depository institutions with respect to any SAIF-assessable deposit
(approximately 6.7 basis points).   The FICO assessment for 1996 was paid
entirely by SAIF-insured institutions. BIF-insured banks will pay the same FICO assessment as SAIF-insured institutions beginning as of the earlier of December 31, 1999 or the date as of which the last savings association ceases to exist.

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

     Relaxation of the Qualified Thrift Lender Test. In September 1996, the Economic Growth and Regulatory Paperwork Reduction Act of 1996 became law (the 'Economic Growth Act of 1996"). In the past, savings associations were required to satisfy a qualified thrift lender test ('QTL' test) by maintaining 65 percent of their portfolio assets (defined as all assets minus intangible assets, property used by the association in conducting its business and liquid assets equal to 20% of total assets) in certain 'qualified thrift investments' (primarily residential mortgages and related investments, including certain mortgage-backed securities) on a monthly basis in nine out of every twelve months.

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

     Increased Commercial and Consumer Lending Authority. Before the Economic Growth Act of 1996, federal savings associations were able to lend up to 10 percent of their assets in commercial business loans (i.e., secured or unsecured loans for commercial, corporate, business, or agricultural purposes) and, subject to OTS approval for a higher amount, up to 400 percent of their capital in commercial real estate loans. In addition, federal savings associations were permitted to make consumer loans (i.e., loans for personal, family or household purposes) in an amount not to exceed 35 percent of their assets.

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

Federal-Savings-Association Regulation

     Business Activities. The activities of savings associations are governed by the Home Owners' Loan Act, as amended (the "HOLA"), and, in certain respects, the Federal Deposit Insurance Act (the "FDI Act"). The OTS and the FDIC promulgate regulations implementing other provisions of HOLA and the FDI Act.

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

     Loans to One Borrower. Under HOLA, savings associations are generally subject to the national bank limits regarding loans to one borrower. Generally, savings associations may not make a loan or extend credit to a single or related group of borrowers in excess of 15 percent of the association's unimpaired capital and surplus, where the borrowing is not fully secured by readily-marketable collateral. An additional amount may be lent, equal to 10 percent of the association's unimpaired capital and surplus, if such additional borrowing is secured by readily-marketable collateral at least equal to the amount of such additional funds. At December 31, 1997, First Federal had not originated loans and had no outstanding commitments that exceeded the loans to one borrower limit at the time made or committed.

     Brokered Deposits.   Well-capitalized savings associations that are not
troubled are not subject to brokered deposit limitations.   Adequately-
capitalized associations are able to accept, renew or roll over brokered deposits but only (i) with a waiver from the FDIC and (ii) subject to the limitation that they do not pay an effective yield on any such deposit that exceeds by more than (a) 75 basis points the effective yield paid on deposits of comparable size and maturity in such association's normal market area for deposits accepted in its normal market area or (b) 120 basis points of the current yield on similar maturity U.S. Treasury obligations or, in the case of any deposit at least half of which is uninsured, 130 percent of such Treasury yield. Undercapitalized associations are not permitted to accept brokered deposits and may not solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the association's normal market area or in the market area in which such deposits are being solicited. First Federal is not presently soliciting brokered deposits.

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

     Federal Home Loan Bank System. First Federal is a member of the FHLB System, which consists of 12 regional FHLB's. The FHLB provides a central credit facility primarily for member associations. First Federal, as a member of the FHLB-Chicago, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1 percent of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB-Chicago, whichever is greater. First Federal is in compliance with this requirement, with an investment in FHLB-Chicago stock at December 31, 1997, of $1,288,000. FHLB advances must be secured by specified types of collateral and may be obtained only for the purpose of purchasing or funding new residential housing finance assets.

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

     The OTS capital regulation requires that in meeting the leverage ratio, tangible and risk-based capital standards, savings associations must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank (a "nonqualifying subsidiary"). At December 31, 1997, First Federal did not own a nonqualifying subsidiary.

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

     The components of core capital are equivalent to those discussed above under the 3 percent leverage standard. The components of supplementary capital include cumulative preferred stock, long-term perpetual preferred stock, mutual capital certificates, certain nonwithdrawable accounts and pledged deposits, certain net worth certificates, income capital certificates, certain perpetual subordinated debt, mandatory convertible subordinated debt, certain intermediate-term preferred stock, certain mandatorily redeemable preferred stock and allowance for loan and lease losses (up to 1.25 percent of risk-weighted assets). Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25 percent. Overall, the amount of capital counted toward supplementary capital cannot exceed 100 percent of core capital. At December 31, 1997, First Federal met each of its capital requirements.

     The OTS' interest rate risk component of the risk-based capital standards became effective on January 1, 1994. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200-basis point increase or decrease in market interest rates (except when the three-month Treasury bond equivalent yield falls below 4%, then the decrease would be equal to one-half of that Treasury rate) divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the association's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Savings associations with assets of less than $300 million and risk-based capital ratios in excess of 12% are not subject to the interest rate risk component. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component. The OTS has postponed the date that the risk component will first be deducted from an institution's total capital to allow, among other things, the OTS to evaluate the interest rate risk proposals issued by the other banking agencies.

     Liquidity. First Federal is required to maintain an average daily balance of liquid assets (e.g., cash, accrued interest on liquid assets, certain time deposits, savings accounts, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to not less than a specified percentage of the average daily balance of its net withdrawal deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS. The OTS may initiate enforcement actions for failure to meet these liquidity requirements. First Federal has never been subject to monetary penalties for failure to meet its liquidity requirements.

     Insurance of Deposit Accounts. The FDIC has established a risk-based assessment system for insured depository associations that takes into account the risks attributable to different categories and concentrations of assets and liabilities. Under the rule, the FDIC assigns an association to one of three capital categories consisting of (i) well capitalized, (ii) adequately capitalized or (iii) undercapitalized, and one of three supervisory subcategories. The supervisory subgroup to which an association is assigned is based on a supervisory evaluation provided to the FDIC by the association's primary federal regulator and information which the FDIC determines to be relevant to the association's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the association's state supervisor). An association's assessment rate depends on the capital category and supervisory category to which it is assigned. There are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates range from 23 basis points for an association in the highest category (i.e., well-capitalized and healthy) to 31 basis points for an association in the lowest category (i.e., undercapitalized and of substantial supervisory concern).

     Limitation on Capital Distributions. The OTS regulations impose limitations upon all capital distributions by savings associations, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another association in a cash-out merger and other distributions charged against capital. The regulations establish three tiers of associations. An association that exceeds all fully phased-in capital requirements before and after the proposed capital distribution ("Tier 1 Association") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year up to the higher of
(a) 100 percent of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (b) 75 percent of its net reserve over the most recent four-quarter period. Any additional capital distributions would require prior regulatory approval. In computing the association's permissible percentage of capital distributions, previous distributions made during the prior four quarter period must be included. As of December 31, 1997, First Federal met the requirements of a Tier 1 Association. In the event First Federal's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Savings Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any association, which would otherwise be permitted by regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. Moreover, under the OTS prompt corrective action regulations, First Federal would be prohibited from making any capital distribution if, after the distribution, First Federal would have, (i) total risk-based capital ratio of less than 8 percent, (ii) Tier 1 risk-based capital ratio of less than 4 percent, or (iii) a leverage ratio of less than 4 percent or has a leverage ratio that is less than 3 percent if the association is rated composite 1 under the CAMEL rating system in the most recent examination of the association and is not experiencing or anticipating significant growth.

     Community Reinvestment. The OTS, the FDIC, the Federal Reserve Board and the OCC have jointly issued a final rule (the "Final Rule") under the Community Reinvestment Act (the "CRA"). The Final Rule eliminates the existing CRA regulation's twelve assessment factors and substitutes a performance based evaluation system. The Final Rule became effective by July 1, 1997. Under the Final Rule, an institution's performance in meeting the credit needs of its entire community, including low- and moderate-income areas, as required by the CRA, will generally be evaluated under three tests: the "lending test," the "investment test," and the "service test."

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

     Transactions with Related Parties. First Federal's authority to engage in transactions with related parties or "affiliates," (i.e., any company that controls or is under common control with an association) including the Corporation and its non-savings-association subsidiaries or to make loans to certain insiders, is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Subsidiaries of a savings association are generally exempted from the definition of "affiliate." Section 23A limits the aggregate amount of transactions with any individual affiliate to 10 percent of the capital and surplus of the savings association and also limits the aggregate amount of transactions with all affiliates to 20 percent of the savings association's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in the FRA and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the association as those prevailing at the time for comparable transactions with non-affiliated companies. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to non-affiliated companies. Notwithstanding Sections 23A and 23B, no savings association may lend to any affiliate that is engaged in activities that are not permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act ("BHC Act"). Further, no savings association may purchase the securities of any affiliate other than a subsidiary.

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

     Standards for Safety and Soundness.   The federal banking regulators
adopted interagency guidelines establishing standards for safety and soundness for depository institutions on matters such as internal controls, loan documentation, credit underwriting, interest-rate risk exposure, asset growth, compensation and other benefits and asset quality and earnings. The agencies expect to request a compliance plan from an institution whose failure to meet one or more of the standards is of such severity that it could threaten the safe and sound operation of the institution.

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

     The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from (i) acquiring control of, or acquiring by merger or purchase of assets, another savings association or holding company thereof, without prior written approval of the OTS; (ii) acquiring or retaining, with certain exceptions, more than 5 percent of a non-subsidiary savings association, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA; or (iii) acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings associations, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

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

Executive Officers of the Registrant

     The following are the executive officers of the Company, each of whom is elected annually, and there are no arrangements or understandings between any of the persons so named and any other person pursuant to which such person was elected as an executive officer.

Name                    Age  Positions with Registrant
Donald L. Fernandes      40  President, Chief Executive Officer and Director
                             of Eagle since formation of the Company in 1996.
                             Chairman of the Board and Chief Executive Officer
                             Of First Federal since August, 1997.  From
                             August, 1995 to August, 1997, President and Chief
                             Executive Officer of First Federal.  Senior Vice
                             President and Chief Financial Officer of First
                             Federal prior thereto.

David R. Wampler         37  Vice President and Director of Eagle since
                             August, 1997.  President and Director of First
                             Federal since August, 1997.  From July, 1993
                             through July, 1997, President of Central Illinois
                             Bank of McLean County.  Commercial Lending
                             Officer for Bank One, Bloomington, prior thereto.

Larry C. McClellan       43  Vice President - Operations of First Federal
                             since August, 1995.  Controller of First Federal
                             prior thereto.

Laurel B. Donovan        44  Vice President - Retail Banking Services of First
                             Federal since 1990.

Gary L. Richardson       46  Vice President - Lending of First Federal since
                             February, 1993.  Senior Consumer Lending Officer
                             for First of America Bank-Illinois, NA,
                             Bloomington prior thereto.

Item 2.  PROPERTIES

     The Company conducts its business through three full-service offices. The main office is located at 301 Fairway Drive, Bloomington, Illinois. All offices are owned in fee and are unencumbered. The Company believes that its current facilities are adequate to meet its present and foreseeable needs.

                                              Date         Net Book Value
Office                                      Acquired      December 31, 1997
                                                           (in thousands)
Main Office
  301 Fairway Drive
  Bloomington, Illinois 61701                 1981            $1,221
Veterans Parkway Branch
  1111 South Veterans Parkway
  Bloomington, Illinois  61701                1994             1,336
LeRoy Branch
  207 South East Street
  LeRoy, Illinois  61752                      1983               224

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders through a solicitation of proxies or otherwise in the quarter ended December 31, 1997.

                                  PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The information called for by this item is incorporated by reference to 'Common Stock - Market Information' on page 37 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1997.

Item 6.  SELECTED FINANCIAL DATA

     The information called for by this item is incorporated by reference to 'Financial Highlights' on page 1 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1997.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information called for by this item is incorporated by reference to 'Management's Discussion and Analysis' on pages 2 through 9 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1997.

Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information called for by this item is incorporated by reference to 'Management's Discussion and Analysis' on pages 2 through 9 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1997.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements of the Corporation and its subsidiaries included in the Corporation's Annual Report to Stockholders for the year ended December 31, 1997 are incorporated herein by reference.

                                                             1997 Annual
                                                            Report Page(s)
Report of Independent Auditors                                    10

Consolidated Statements of Condition as of
     December 31, 1997 and 1996                                   11

Consolidated Statements of Income for the Years
     Ended December 31, 1997, 1996 and 1995                       12

Consolidated Statements of Cash Flows for the Years
     Ended December 31, 1997, 1996 and 1995                     14-15

Consolidated Statements of Changes in Stockholders' Equity
     For the Years Ended December 31, 1997, 1996 and 1995         13

Notes to Consolidated Financial Statements                      16-36

Note 13 of Notes to Consolidated Financial Statements titled 'Quarterly Financial Data' on pages 33 and 34 of the Corporation's 1997 Annual Report to Stockholders for the year ended December 31, 1997 is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The information called for by this item has been previously reported on Form 8-K. See item 14 (b) below.

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The information called for by this item with respect to directors and director nominees is presented in Eagle's Notice and Proxy Statement dated March 13, 1998 on pages 4 and 5 under the caption 'Proposal 1 - Election of Directors' and on page 14 under the caption 'Section 16(a) Beneficial Ownership Reporting Compliance' and is incorporated herein by reference.

     The information called for by this item with respect to executive officers is included under the caption 'Executive Officers of the Registrant' under Item 1 of this Form 10-K on page 36.

Item 11.  EXECUTIVE COMPENSATION

     The information called for by this item is presented in Eagle's Notice and Proxy Statement dated March 13, 1998 on pages 6 through 11 under the caption 'Executive Compensation' and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this item is presented in Eagle's Notice and Proxy Statement dated March 13, 1998 on pages 1 through 3 under the caption 'Voting Securities and Principal Holders Therof' and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this item is presented in Eagle's Notice and Proxy Statement dated March 13, 1998 on page 10 under the caption 'Compensation Committee Interlocks and Insider Participations' and is incorporated herein by reference.

                                 PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

          1. Financial Statements - The financial statements required by this item are listed under Item 8 of Part II of this document.

          2. Financial Statement Schedules - The financial statement schedules required by this item are either not applicable or are included in the financial statements.

          3. Exhibits - The exhibits listed on the Exhibit Index beginning on page 42 of this Form 10-K are filed herewith or are incorporated herein by reference to other Filings.

     (b) Reports on Form 8-K:

          A report on Form 8-K dated October 17, 1997 was filed by Eagle to report a change in certifying accountants by the Corporation. No financial statements were included in the filing.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             EAGLE BANCGROUP, INC


               Date: March 27, 1998          By: /s/ Donald L. Fernandes
                                             ---------------------------
                                             DONALD L. FERNANDES,
                                             President and Chief
                                             Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title                         Date

                              President, Chief Executive
/s/ Donald L. Fernandes       Officer, Director, Chief      March 27, 1998
-------------------------     Financial Officer and
  DONALD L. FERNANDES         Principal Accounting Officer


/s/ Gerald A. Bradley         Chairman of the Board         March 27, 1998
---------------------
  GERALD A. BRADLEY

/s/ David R. Wampler          Vice President and Director   March 27, 1998
---------------------
  DAVID R. WAMPLER

/s/ Robert P. Dole            Director                      March 27, 1998
---------------------
  ROBERT P. DOLE

/s/ William J. Hanfland       Director                      March 27, 1998
-----------------------
  WILLIAM J. HANFLAND

/s/ Louis F. Ulbrich          Director                      March 27, 1998
--------------------
  LOUIS F. ULBRICH

/s/ Steven J. Wannemacher     Director                      March 27, 1998
-------------------------
  STEVEN J. WANNEMACHER

                              EXHIBIT INDEX

Item                      Exhibit                                        Page
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

                         10.6  Employment Agreement, dated as of
                               June 29, 1996, among Eagle
                               BancGroup, Inc., First Federal Savings
                               and Loan Association of Bloomington
                               and Donald L. Fernandes <F3>

                         10.7  Employment Security Agreement, dated
                               as of July 1, 1996, between the
                               Registrant and Larry C. McClellan <F3>

                         10.8  Employment Security Agreement, dated
                               as of July 5, 1996, between the
                               Registrant and Laurel B. Donovan <F3>

                         10.9  Employment Security Agreement, dated
                               as of July 8, 1996, between the
                               Registrant and Gary L. Richardson <F3>

                         10.10 Employment Security Agreement, dated as
                               of September 26, 1997, between the
                               Registrant and David R. Wampler             43

13. Annual report to     13.1  1997 Annual Report to
security holders               Stockholders                                52

21. Subsidiaries of      21.1  List of subsidiaries of the
the registrant                 Registrant                                  92

23. Consent of experts   23.1  Consent of McGladrey & Pullen, LLP          92
and counsel
                         23.2  Consent of Ernst & Young LLP                92

99. Additional exhibits  99.1  Report of Independent Auditors              93

27. Financial Data       27.1  Financial Data Schedule as of
Schedule                       December 31, 1997

                         27.2  Revised Financial Data Schedules as
                               of March 31, 1997, June 30, 1997 and
                               September 30, 1997

<F1>
  Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 333-2474
<F2>
  Incorporated by reference to Notice and Proxy Statement for Special Meeting of Stockholders dated January 10, 1997, filed January 9, 1997
<F3>
  Incorporated by reference to Exhibits filed with Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed March 31, 1997
