Form 10-Q
period 1998-03-31
EAGLE BANCGROUP INC
filed 1998-05-12
CIK 1010856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 1998
Commission File Number: 000-20739

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

     As of May 8, 1998, there were 1,177,205 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Eagle Bancgroup, Inc.
Consolidated Statements of Condition
(amounts in thousands)
                                                 March 31     December 31
                                                   1998          1997
ASSETS
Cash and due from banks                                93         1,628
Fed funds sold and overnight deposits               6,039         3,386
Investment securities                              17,727        13,037
Mortgage backed securities                         29,134        24,596
Federal Home Loan Bank Stock                        1,350         1,310
Loans, net                                        121,137       122,409
Premises and equipment                              2,834         2,834
Other assets                                        1,897         1,937
    Total Assets                                  180,211       171,137

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                          132,105       131,452
FHLB advances                                      26,000        18,000
Other liabilities                                   1,436         1,380
    Total Liabilities                             159,541       150,832

Capital stock                                          13            13
Paid in capital                                    12,375        12,323
Retained earnings                                  10,398        10,134
Treasury stock                                     (2,065)       (2,055)
Accumulated other comprehensive income                (51)         (110)
    Total Stockholders' Equity                     20,670        20,305

    Total Liabilities and
        Stockholders' Equity                      180,211       171,137

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does include all the information and footnotes required by generally accepted accounting principles for complete financial statements.
See accompanying notes.


Eagle BancGroup, Inc.
Consolidated Statements of Income
(amounts in thousands except per share data)
                                                     For the Three Months
                                                        Ended March 31,
                                                      1998          1997
Interest income:
  Interest and fees on loans                          2,381         2,164
  Interest on investment securities and
    other interest earning assets                       285           267
  Interest on mortgage backed securities                378           536
  Federal funds sold                                     49             7
Total Interest Income                                 3,093         2,974

Interest expense:
  Deposits:
    Passbook                                            139           147
    MMDA and NOW                                         71            42
    Certificates of deposit                           1,519         1,578
  Borrowings                                            328           196
Total Interest Expense                                2,057         1,963

Net Interest Income                                   1,036         1,011

Provision for loan losses                                60            60

Net Interest Income After Provision
  for Loan Losses                                       976           951

Non-interest income:
Gains on loans sold                                     237            17
Other                                                    82            82
Total Non-Interest Income                               319            99

Non-interest expense:
Salaries and employee benefits                          568           479
Net occupancy expense                                   138           133
Federal deposit insurance premium                        20             4
Data processing expense                                  67            70
Other                                                   191           173
Total Non-Interest Expense                              984           859

Income Before Federal Income Tax                        311           191
Federal income tax expense                              110            65
Net Income                                              201           126

Other comprehensive income, net of tax:
  Unrealized gains(losses) on securities:
    Unrealized holding gains(losses) arising
      during period                                      55          (274)
  Less: reclassification adjustment for
    losses(gains) included in net income                  3            (3)
Other comprehensive income                               58          (277)
Comprehensive Income                                    259          (151)

Per Share Data:
Basic Earnings Per Share                               0.18          0.10
Diluted Earnings Per Share                             0.18          0.10
Dividends Per Share                                    0.00          0.00

See accompanying notes.


Eagle BancGroup, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)
                                                        For the Three Months
                                                           Ended March 31,
                                                         1998          1997
Cash Flows from Operating Activities
Net income                                                 201           126
Adjustments to reconcile net income to net cash
  provided by operating activities
    Provision for loan loss                                 60            60
    Provision for depreciation                              76            70
    Amortization of premiums and discounts
      on investment securities                             (23)           13
    Losses(gains) on securities sold, net                    5            (4)
    Gains on loans sold, net                              (237)          (17)
    Compensation expense related to incentive plans        115            44
    Proceeds from sale of loans originated for sale     19,691         1,496
    Loans originated for sale                          (23,121)       (1,109)
    (Increase)decrease in accrued interest receivable      (56)           15
    Increase(decrease) in accrued interest payable          39            (6)
    Decrease(increase) in other assets                      12          (146)
    Increase in other liabilities                           18           242
Net cash (used in) provided by operating activities     (3,220)          784

Cash Flows from Investing Activities
Investment securities
  Purchases                                             (7,584)         (998)
  Proceeds from sales                                    3,000           632
Mortgage backed securities
  Purchases                                             (6,779)           (2)
  Proceeds from sales                                      781         2,132
  Principal collected                                    1,555         1,001
Purchase of FHLB stock                                     (63)           -
Principal collected on loans                            18,573        10,258
Loans originated, net                                  (13,711)      (17,243)
Purchases of premises and equipment                        (76)          (47)
Net cash used in investing activities                   (4,304)       (4,267)

Cash Flows from Financing Activities
Increase in savings, demand and NOW accounts, net        2,450           775
Decrease in certificate accounts, net                   (1,798)       (2,494)
Proceeds from FHLB advances                              9,000         6,500
Principal payments on FHLB advances                     (1,000)       (5,500)
Purchase of treasury stock                                 (10)         (559)
Purchase of MDRP shares                                     -           (840)
Net cash provided by (used in) financing activities      8,642        (2,118)

Increase(decrease) in cash and cash equivalents          1,118        (5,601)
Cash and cash equivalents at beginning of period         5,014         7,060
Cash and cash equivalents at end of period               6,132         1,459

See accompanying notes.


Eagle BancGroup, Inc.
Notes to Consolidated Financial Statements

1. Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and therefore do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported, consisting only of normal recurring adjustments, have been included in the accompanying consolidated financial statements. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

2. Earnings Per Share and Dividends

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding of 1,094,920 and 1,199,753 for the three months ended March 31, 1998 and 1997, respectively. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of common shares and common share equivalents outstanding of 1,107,838 and 1,200,849 for the three months ended March 31, 1998 and 1997, respectively. Common share equivalents assume exercise of stock instruments and use of proceeds to purchase treasury stock at the average market price for the period.

The Company has not yet paid any dividends.

3. Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which requires disclosure of comprehensive income in the financial statements. The Company has included this disclosure in the statements of income. Comprehensive income consists of the net income or loss of the entity plus or minus the change in equity of the entity during the period fom the transaction, other events and circumstances resulting from non-owner sources. The statement of income for the three months ended March 31, 1997 has been restated to include disclosure of comprehensive income for the period.

Eagle BancGroup, Inc.
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

GENERAL: Eagle BancGroup, Inc. (the 'Company') recorded net income for the three months ended March 31, 1998 of $201,000, or $0.18 per share, compared to net income of $126,000, or $0.10 per share, for the same period in 1997. The increase in net income resulted primarily from an increase in gains on loans sold in the first quarter of 1998 compared to the first quarter of 1997.

NET INTEREST INCOME: Net interest income was $1,036,000 in the first quarter of 1998 compared to $1,011,000 in the same period in 1997. In the first quarter of 1998, the Company obtained $9,000,000 in new FHLB advances for the purpose of repaying $7,000,000 of FHLB advances that mature in the second quarter of 1998. The new advances carry interest rates well below the rates on the maturing advances. The advance proceeds were temporarily invested in short-term securities which resulted in an increase in average interest-earning assets to $171,648,000 in the first quarter of 1998 from $163,979,000 in the same period in 1997. Average interest-bearing liabilities increased to $155,140,000 in the first quarter of 1998 from $146,371,000 in the same period in 1997.

The increase in the advance portfolio and the short-term investment of the proceeds resulted in a decrease in the net interest margin, net interest income divided by average interest-earning assets, to 2.45% in the first quarter of 1998 from 2.50% in the same period in 1997. The interest rate spread, the yield on average interest-earning assets less the cost of average interest-bearing liabilities, was 1.93% in the first quarter of 1998 compared to 1.92% in the same period in 1997. The yield on average interest-earning assets was 7.31% and the cost of average interest-bearing liabilities was 5.38% in the first quarter of 1998 compared to 7.36% and 5.44%, respectively, in the first quarter of 1997.

The Company continued to restructure the interest-earning asset and interest-bearing liability portfolio, in addition to the changes related to the new advances, in the first quarter of 1998. Originations of commercial, commercial real estate and direct consumer loans, primarily home equity loans, increased to $11,000,000 in the first quarter of 1998 from $3,400,000 in the same period of 1997. Mortgage originations increased to $25,700,000 in the first quarter of 1998 from $15,100,000 in the same period in 1997. Loans sold in the first quarter of 1998 amounted to $19,700,000 compared to $1,500,000 in the same period in 1997. Since the third quarter of 1997, the Company has sold most residential mortgage originations in the secondary market.

At March 31, 1998, loans totaling $660,000 were contractually past due 90 days or more and were classified as non-accrual. No interest income is accrued on such loans and income is only recognized upon cash receipt. Cash interest payments of $11,000 were included in interest income in the first quarter of 1998 related to these loans. Additional income of $18,000 would have accrued had these loans not been past due 90 days or more. No other loans were past due 90 days or more at March 31, 1998.

PROVISION FOR LOAN LOSS: The provision for loan loss was $60,000 in both the first quarter of 1998 and 1997. The amount of the provision is the amount necessary to maintain the allowance for loan losses at a level deemed adequate to absorb future losses inherent in the loan portfolio. At March 31, 1998, the allowance for loan losses was $942,000, or .77% of total loans compared to $935,000, or .76% of total loans, at December 31, 1997. In the first quarter of 1998, loans totaling $58,000 were charged against the allowance while $4,000 was added to the allowance from recoveries of loans previously charged off. Non-performing loans, consisting entirely of non-accrual loans, were $660,000, or .54% of total loans, at March 31, 1998.

NON-INTEREST INCOME: Non-interest income increased to $319,000 in the first quarter of 1998 from $99,000 in the same period in 1997 due to the increase in gains on sales of loans in 1998. Loans sold increased over $18,000,000 in the first quarter of 1998 from the same period in 1997 resulting in an increase in gains on loans sold to $237,000 in the first quarter of 1998 from $17,000 in the first quarter of 1997.

NON-INTEREST EXPENSE: Non-interest expense increased to $984,000 in the three months ended March 31, 1998 from $859,000 in the same period in 1997 due primarily to salaries and employee benefits, which increased to $568,000 in the first quarter of 1998 from $479,000 in the first quarter of 1997. The increase in salaries and employee benefits was due to staff increases, higher costs related to employee benefit programs and other normal increases in employee costs. Federal deposit insurance expense increased to $20,000 in the first quarter of 1998 from $4,000 in the first quarter of 1997 due to a one-time special premium credit in 1997. Other non-interest expense increased to $191,000 in the first quarter of 1998 from $173,000 in the first quarter of 1997 due primarily to increased advertising in 1998.

INCOME TAX EXPENSE: The provision for income taxes increased to $110,000 in the three months ended March 31, 1998 from $65,000 in the same period in 1997 due to the increase in pre-tax income. The effective tax rate was 35% and 34% in the first quarter of 1998 and 1997, respectively.

FINANCIAL CONDITION

Total assets increased to $180,211,000 at March 31, 1998 from $171,137,000 and December 31, 1997 due primarily to the new FHLB advances obtained in the first quarter and investment of the proceeds. FHLB advances increased to $26,000,000 at March 31, 1998 from $18,000,000 at December 31, 1997 while investment and mortgage-backed securities increased to $46,861,000 at March 31, 1998 from $37,633,000 at December 31, 1997. Net loans decreased to $121,137,000 at March 31, 1998 from $122,409,000 at December 31, 1997 as increases in commercial and consumer loans were offset by a decrease in mortgage loans, which resulted from the refinance of portfolio loans that were subsequently sold in the secondary market. Deposits increased slightly to $132,105,000 at March 31, 1998 from $131,452,000 at December 31, 1997 due to increased demand deposits.

Stockholders' equity increased to $20,670,000, or 11.5% of total assets, at March 31, 1998 from $20,305,000, or 11.9% of total assets, at December 31, 1997. The increase in stockholders' equity was due to first quarter net income and a reduction in the net unrealized loss on investments from year end to March 31, 1998. At March 31, 1998, the Company's savings institution subsidiary had a risk-based capital to risk weighted assets ratio of 16.01%, a core capital to tangible assets ratio of 9.61% and a tangible core capital to adjusted tangible assets ratio of 9.61%. At December 31, 1997, these ratios were 16.30%, 9.99% and 9.99%, respectively. Regulatory minimum levels for these ratios are 8.00%, 3.00% and 1.50%, respectively.

The Company's savings institution subsidiary must also maintain a minimum 4% liquidity ratio measured as the ratio of cash, cash equivalents, short-term investments and certain long-term investments to deposits and certain borrowed funds. At March 31, 1998, the liquidity ratio was 14.66% compared to 12.07% at December 31, 1997.

Funds committed for loan originations and loans in process totaled $1,325,000 and unused lines of credit totaled $3,652,000 at March 31, 1998. Funds to meet these commitments are available from cash and cash equivalents, scheduled principal and interest payments on loans, mortgage-backed and investment securities, new deposits and borrowed funds. Funds are primarily invested in residential mortgage, commercial, commercial real estate and consumer loans, investment and mortgage-backed securities and are also used for deposit interest payments, maturities and withdrawals.

Eagle BancGroup, Inc.
PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

(27) - Financial Data Schedule

Eagle BancGroup, Inc. did not file any reports on Form 8-K during the three months ended March 31, 1998.

				SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


	DATE: May 11, 1998         /s/ Gerald A. Bradley
                            GERALD A. BRADLEY
                            Chairman of the Board


	DATE: May 11, 1998         /s/ Donald L. Fernandes
                            DONALD L. FERNANDES
                            President and Chief Executive Officer
