Form 10-Q
period 1998-06-30
EAGLE BANCGROUP INC
filed 1998-08-11
CIK 1010856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 1998
Commission File Number: 000-20739

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

     As of August 7, 1998, there were 1,126,608 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Eagle BancGroup, Inc.
Consolidated Statements of Condition
(amounts in thousands)
                                                June 30        December 31
                                                 1998             1997
ASSETS
Cash and due from banks                             987             1,628
Fed funds sold and overnight deposits             4,943             3,386
Investment securities                            18,756            13,037
Mortgage backed securities                       27,261            24,596
Federal Home Loan Bank stock                      1,322             1,310
Loans, net                                      116,109           122,409
Premises and equipment                            2,750             2,834
Other assets                                      1,957             1,937
     Total Assets                               174,085           171,137

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                        132,019           131,452
FHLB advances                                    20,000            18,000
Other liabilities                                 1,090             1,380
     Total Liabilities                          153,109           150,832

Capital stock                                        13                13
Paid in capital                                  12,422            12,323
Retained earnings                                10,666            10,134
Treasury stock                                   (2,070)           (2,055)
Accumulated other comprehensive income              (55)             (110)
     Total Stockholders' Equity                  20,976            20,305

     Total Liabilities and
          Stockholders' Equity                  174,085           171,137

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.
See accompanying notes.


Eagle BancGroup, Inc.
Consolidated Statements of Income
(amounts in thousands except per share data)
                                     For the Three Months   For the Six Months
                                        Ended June 30,        Ended June 30,
                                        1998      1997        1998      1997
Interest income:
  Interest and fees on loans            2,328     2,392       4,709     4,556
  Investment securities and other
    interest earning assets               310       276         595       543
  Mortgage-backed securities              408       467         786     1,003
  Federal funds sold                       58         5         107        12
Total Interest Income                   3,104     3,140       6,197     6,114

Interest expense:
  Deposits:
    Passbooks                             141       148         280       295
    MMDA and NOW                           86        47         157        89
    Certificates of deposit             1,515     1,566       3,034     3,144
  Borrowings                              310       279         638       475
Total Interest Expense                  2,052     2,040       4,109     4,003

Net Interest Income Before
  Provision for Loan Loss               1,052     1,100       2,088     2,111

Provision for loan losses                  60        60         120       120

Net Interest Income After
  Provision for Loan Losses               992     1,040       1,968     1,991

Non-interest income:
Gains on loans sold                       246        14         483        31
Other                                      87       147         169       229
Total Non-Interest Income                 333       161         652       260

Non-interest expense:
Salaries and employee benefits            567       513       1,135       992
Net occupancy expense                     138       137         276       270
Federal deposit insurance premium          21        22          41        26
Data processing expense                    73        72         140       142
Other                                     201       200         392       373
Total Non-Interest Expense              1,000       944       1,984     1,803

Income Before Federal Income Tax          325       257         636       448
Federal income tax expense                123        87         233       152
Net Income                                202       170         403       296

Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses)
      arising during period                (2)      261          53       (13)
    Less: reclassification adjustment for
      losses (gains) included in
      net income                           (1)      (38)          2       (41)
Other comprehensive income                 (3)      223          55       (54)
Comprehensive Income                      199       393         458       242

Per Share Data:
Basic Earnings Per Share                 0.19      0.15        0.37      0.25
Diluted Earnings Per Share               0.18      0.15        0.36      0.25
Dividends Per Share                      0.00      0.00        0.00      0.00

See accompanying notes.


Eagle BancGroup, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)
                                                         For the Six Months
                                                           Ended June 30,
                                                          1998        1997
Cash Flows from Operating Activities
Net income                                                 403         296
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Provision for loan losses                              120         120
    Provision for depreciation                             154         141
    Amortization of premiums and discounts
      on investment securities                             (63)         17
    Losses (gains) on securities sold, net                   4         (62)
    Gains on loans sold, net                              (483)        (31)
    Compensation expense related to incentive plans        227         126
    Proceeds from sale of loans originated for sale     39,193       2,762
    Loans originated for sale                          (40,453)     (2,718)
    Increase in accrued interest receivable                (45)        (19)
    (Decrease) increase in accrued interest payable         (4)          3
    Decrease (increase) in other assets                     30          (5)
    Increase in other liabilities                         (287)        (22)
Net Cash (Used In) Provided By Operating Activities     (1,204)        608

Cash Flows from Investing Activities
Investment securities:
  Purchases                                            (15,346)     (2,543)
  Proceeds from sales                                    9,796       2,049
Mortgage-backed securities:
  Purchases                                             (8,864)     (1,916)
  Proceeds from sales                                    2,268       9,674
  Principal collected                                    3,975       1,850
Purchase of FHLB stock                                     (12)       (148)
Principal collected on loans                            34,900      21,496
Loans originated, net                                  (27,005)    (35,108)
Purchases of premises and equipment                       (122)       (122)
Purchase of other real estate                              (25)         -
Net Cash Used In Investing Activities                     (435)     (4,768)

Cash Flows from Financing Activities
Increase in savings, demand and NOW accounts, net        1,741         (64)
Decrease in certificate accounts, net                   (1,172)     (2,544)
Proceeds from FHLB advances                              9,000      24,750
Principal payments on FHLB advances                     (7,000)    (19,000)
Purchase of treasury stock                                 (14)     (1,008)
Purchase of MDRP shares                                     -         (840)
Net Cash Provided By Financing Activities                2,555       1,294

Increase (decrease) in cash and cash equivalents           916      (2,866)
Cash and cash equivalents at beginning of period         5,014       7,060
Cash and Cash Equivalents at End of Period               5,930       4,194

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

2. Earnings Per Share and Dividends

Basic earnings per share is computed by dividing net income for the period by the weighted average number of shares outstanding of 1,096,075 and 1,177,649 for the six months ended June 30, 1998 and 1997, respectively, and 1,097,217 and 1,155,788 for the three months ended June 30, 1998 and 1997, respectively. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of common shares and common share equivalents outstanding of 1,115,488 and 1,179,296 for the six months ended June 30, 1998 and 1997, respectively, and 1,123,054 and 1,157,980 for the three months ended June 30, 1998 and 1997, respectively. Common share equivalents assume exercise of stock instruments and use of proceeds to purchase treasury stock at the average market price for the period. The Company has not yet paid any dividends.

3. Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130, 'Reporting Comprehensive Income' (SFAS 130) which requires disclosure of comprehensive income in the financial statements. The Company has included this disclosure in the statements of income. Comprehensive income consists of the net income or loss of an entity plus or minus the change in equity of the entity during the period from transactions, other events and circumstances resulting from non-owner sources. The statements of income for the six and three months ended June 30, 1997 have been restated to include disclosure of comprehensive income for each period.

4. Year 2000

In the first six months of 1998, the Company continued efforts to verify that its information systems are Year 2000 compliant. Certification of compliance of the Company's in-house hardware is expected by the end of third quarter of 1998. In the fourth quarter of 1998, the Company will begin a series of compliance tests on its primary data provider. Planning for these tests commenced in the second quarter of 1998. Contact with the Company's significant loan and deposit customers will be initiated in the third quarter of 1998. Follow-up contact with third party software providers continues as needed in order to monitor their compliance efforts. The Company's information systems are very dependent upon the performance of outside vendors. The Company will test and monitor compliance as much as possible but cannot guarantee that all outside vendors will become Year 2000 compliant. To date, costs associated with the Y2K compliance effort have not been material.

Eagle BancGroup, Inc.
Item 2. Management's Discussion and Analysis

RESULTS OF OPERATIONS

GENERAL: Eagle BancGroup, Inc. (the 'Company') had net income of $202,000, or $.19 per share, in the three months ended June 30, 1998 compared to $170,000, or $.15 per share, in the three months ended June 30, 1997. In the six months ended June 30, 1998, the Company had net income of $403,000, or $.37 per share, compared to $296,000, or $.25 per share, in the same period in 1997. The increase in net income in the 1998 periods over the 1997 periods is primarily due to much higher gains on sales of residential mortgage loans in 1998.

NET INTEREST INCOME: Net interest income decreased to $1,052,000 in the second quarter of 1998 from $1,100,000 in the second quarter of 1997 and decreased to $2,088,000 in the first six months of 1998 from $2,111,000 in the first six months of 1997. In the second quarter, interest income decreased to $3,104,000 in 1998 from $3,140,000 in 1997 while interest expense increased to $2,052,000 in 1998 from $2,040,000 in 1997. In the first six months, interest income increased to $6,197,000 in 1998 from $6,114,000 in 1997 and interest expense increased to $4,109,000 in 1998 from $4,003,000 in 1997. The decrease in net interest income in both the three and six months ended June 30, 1998 compared to the same periods in 1997 was due to a decrease in the interest rate spread, which was 1.92% in both the three and six months ended June 30, 1998 compared to 2.01% in the first six months of 1997 and 2.10% in the second quarter of 1997. The interest rate spread is calculated as the difference between the yield on average interest earning assets and the cost of average interest bearing liabilities.

The interest rate spread decreased due to several factors. In the first two months of 1998, the Company took out $9,000,000 in Federal Home Loan Bank advances, with an average cost of 4.93%, to prefund repayment of $7,000,000 in FHLB advances, with an average cost of 6.11%, that matured in the second quarter. In the interim, the advance proceeds were invested in short-term securities that earned only a narrow spread over the cost of the advances, which decreased the interest rate spread overall. In addition, the yield on average loans decreased to 7.90% in the first half of 1998 from 8.08% in the same period in 1997 and to 7.91% in the second quarter of 1998 from 8.17% in the second quarter of 1997. While average loans increased to $120,229,000 in the first half of 1998 from $113,693,000 in the first half of 1997 due to increased originations of commercial loans, actual total loans decreased during 1998 from $122,409,000 at December 31, 1997 to $116,109,000 at June 30, 1998. The
decrease in loan balances relates primarily to repayment of higher rate residential mortgage loans in 1998 during a period of heavy refinancing activity and resulted in the decrease in yields on average loans in 1998 from 1997.

Total average interest earning assets increased to $171,945,000 in the first half of 1998 from $165,181,000 in the same period in 1997 and to $172,239,000 in the second quarter of 1998 from $166,370,000 in the second quarter of 1997 due to investment of the FHLB advance proceeds. Average interest bearing liabilities increased to $155,067,000 in the first six months of 1998 from $148,008,000 in the same period in 1997 and to $154,995,000 in the second quarter of 1998 from $149,627,000 in the second quarter of 1997 due to the new FHLB advances. The yield on average interest earning assets was 7.27% in the first half of 1998 and 7.23% in the second quarter of 1998 compared to 7.46% and 7.57%, respectively, in the same periods in 1997. The cost of average interest bearing liabilities was 5.34% in the first six months of 1998 and 5.31% in the second quarter of 1998 compared to 5.45% and 5.47%, respectively, in the same periods in 1997.

The decline in the cost of average interest bearing liabilities is due to the decreased cost of FHLB advances and average deposits in 1998 from 1997. The cost of average advances decreased to 5.52% in the first half of 1998 from 5.93% in the first half of 1997 and to 5.41% in the second quarter of 1998 from 6.08% in the second quarter of 1997. The cost of average deposits decreased due to a shift in balances to lower yielding demand and savings deposits from time deposits in 1998 from 1997. Average total deposits were $131,774,000 in the first half of 1998 compared to $131,844,000 in the first half of 1997. Average demand and savings deposits increased to $28,075,000 in the first half of 1998 from $24,507,000 in the same period in 1997 while average time deposits decreased to $103,699,000 in the first half from $107,337,000 in the same period in 1997. In the first half of both years, the cost of average time deposits was 5.90% while the cost of average demand and savings deposits was around 3.15%. Comparing the second quarters of both years was very similar as average total deposits changed little but average demand and savings deposits increased and average time deposits decreased resulting in the decrease in the cost of average deposits in 1998 from 1997.

The net interest margin, net interest income divided by average interest earning assets, also declined in both periods in 1998 from the same periods in 1997 due to the decrease in the interest rate spread. In both the first half and second quarter of 1998, the net interest margin was 2.45% compared to 2.56% in the first half of 1997 and 2.65% in the second quarter of 1997.

All loans contractually past due 90 days or more at June 30, 1998 were classified as non-accrual. Interest income on these loans is recognized only upon cash payment and no interest income is accrued. In the first six months of 1998, cash interest payments of $7,000 were included in interest income. Had the loans not been past due 90 days or more, interest income of $13,000 would have accrued. Total non-accrual loans at June 30, 1998 were $239,000.

PROVISION FOR LOAN LOSS: In the first half of both 1998 and 1997, the provision for loan losses was $120,000 and in the second quarter of both 1998 and 1997, the provision for loan losses was $60,000. The provision is determined as the amount necessary to maintain the allowance for loan losses at a level deemed adequate to absorb estimated future losses inherent in the loan portfolio. The allowance for loan losses was $959,000, or .82% of total loans, at June 30, 1998 compared to $935,000, or .76% of total loans, at December 31, 1997. Loans amounting to $104,000 were charged against the allowance for loan losses in the first six months of 1998 while $8,000 was added to the allowance for loan losses due to recoveries of loans previously charged off.

NON-INTEREST INCOME: Due to the significant increase in gains on sales of residential mortgage loans, non-interest income increased to $652,000 in the first six months of 1998 from $260,000 in the same period in 1997 and to $333,000 in the second quarter of 1998 from $161,000 in the second quarter of 1997. Gains on sales of residential mortgage loans were $483,000 in the first half of 1998 compared to $31,000 in the first half of 1997. In the second quarter, gains on sales of residential mortgage loans were $246,000 in 1998 compared to $14,000 in 1997. Proceeds from residential mortgage loan sales were $39,193,000 in the first half of 1998 compared to $2,762,000 in the first half of 1997. Other non-interest income decreased to $169,000 in the first half of 1998 from $229,000 in the same period in 1997 due to gains on sales of securities, which were $62,000 in 1997 compared to $(4,000) in 1998. In the second quarter, gains on sales of securities were $58,000 in 1997 compared to $1,000 in 1998 resulting in a decrease in other non-interest income to $87,000 in 1998 from $147,000 in 1998.

NON-INTEREST EXPENSE: Non-interest expense increased to $1,984,000 in the first half of 1997 from $1,803,000 in the first half of 1997 due primarily to salaries and employee benefits expense, which was $1,135,000 in 1998 compared to $992,000 in 1997. The increase in salaries and employee benefits expense is primarily due to increased expense related to employee benefit plans in 1998 over 1997 as well as staff additions and other normal increases in employee costs. Federal Deposit Insurance premiums increased to $41,000 in the first six months of 1998 from $26,000 in the same period in 1997 due to a one time premium rebate received in 1997. Other non-interest expense increased to $392,000 in the first half of 1998 from $373,000 in the same period in 1997 due to advertising expense, which increased $29,000 in the first half of 1998 from the first half of 1997 due to higher radio advertising and public relations expense in 1998 than 1997. As a percentage of average assets, non-interest expense was 2.23% in the first half of 1998 compared to 2.10% in the first half of 1997.

Non-interest expense increased to $1,000,000 in the second quarter of 1998 from $944,000 in the second quarter of 1997 due to salaries and employee benefits expense, which was $567,000 in the second quarter of 1998 and $513,000 in the second quarter of 1997. The increase in 1998 over 1997 was due primarily to higher expense related to employee benefit plans.

INCOME TAX EXPENSE: Due to increased income before tax, the provision for income tax increased to $233,000 in the first half of 1998 from $152,000 in the first half of 1997 and to $123,000 in the second quarter of 1998 from $87,000 in the second quarter of 1997. The effective tax rate for both periods in 1998 was 37% compared to 34% for both periods in 1997.

FINANCIAL CONDITION

At June 30, 1998, total assets were $174,085,000 compared to $171,137,000 at December 31, 1997. Investment and mortgage-backed securities increased to $46,017,000 at June 30, 1998 from $37,633,000 at December 31, 1998 due to investment of funds received from sales of residential mortgage loans and FHLB advance proceeds. Net loans decreased to $116,109,000 at June 30, 1998 from $122,409,000 at December 31, 1997 as increased commercial real estate, commercial and consumer loans were more than offset by decreased residential mortgage loans. The decrease in residential mortgage loans was primarily due to portfolio loans that were refinanced in the first six months of 1998 and subsequently sold. Total deposits increased slightly to $132,019,000 at June 30, 1998 from $131,452,000 at December 31,1997 and FHLB advances increased to $20,000,000 at June 30, 1998 from $18,000,000 at December 31, 1997.

Stockholders' equity increased to $20,976,000, or 12.0% of total assets, at June 30, 1998 from $20,305,000, or 11.9% of total assets, at December 31, 1997 primarily due to net income in the first half of 1998. Book value per share increased to $17.82 per share at June 30, 1998 from $17.24 per share at December 31, 1997.

Savings institutions are required to maintain minimum capital levels measured by three ratios: Risk-based capital to risk weighted assets ratio of 8.00%; Core capital to tangible assets ratio of 3.00%; and Tangible core capital to adjusted tangible assets ratio of 1.5%. The Company's savings institution subsidiary had ratios of 17.04%, 10.07% and 10.07%, respectively, at June 30, 1998 compared to 16.30%, 9.99% and 9.99%, respectively, at December 31, 1997.

Savings institutions are also required to maintain a minimum 4% liquidity ratio measured as the ratio of cash, cash equivalents, short-term investments and certain long-term investments to deposits and certain borrowed funds. The Company's savings institution subsidiary had liquidity ratios of 14.37% and 12.07% at June 30, 1998 and December 31, 1997, respectively.

At June 30, 1998, funds committed for loan originations and loans in process totaled $5,471,000 and unused lines of credit totaled $3,675,000. Cash and cash equivalents, scheduled principal and interest payments on loans, mortgage-backed and investment securities, new deposits and borrowed funds are sources of funds used to meet these commitments. Funds are primarily invested in residential mortgage, commercial, commercial real estate and consumer loans and investment and mortgage-backed securities and are also used for deposit interest payments, maturities and withdrawals.

Eagle BancGroup, Inc.
PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Company held its annual meeting on April 15, 1998.

(b) The following directors were elected to a three-year (expiring to 2001) term:

                    Donald L. Fernandes
                    Steven J. Wannemacher
                    David R. Wampler

     Directors whose term in office continued after the meeting are as follows:

                    Robert P. Dole (term expires in 1999)
                    Louis F. Ulbrich (term expires in 1999)
                    Gerald A. Bradley (term expires in 2000)
                    William J. Hanfland (term expires in 2000)

(c) The voting results of the director elections were as follows:

    A total of 1,030,493 shares, representing 87.5% of total outstanding shares, were present in person or by proxy at the meeting.

     Each director received 1,007,468 votes for election, representing 97.8% of votes cast, with 23,025 votes withheld for each, representing 2.2% of votes cast. The voting results were identical for all three directors.

     No other matters were submitted to a vote of shareholders.

(d) not applicable


Item 6.  Exhibits and Reports on Form 8-K

Eagle BancGroup, Inc. did not file any reports on Form 8-K during the three months ended June 30, 1998.

The following exhibits are included herein:

(27) - Financial Data Schedule

				SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     DATE: August 10, 1998               /s/ Gerald A. Bradley
                                         ---------------------
                                         GERALD A. BRADLEY
                                         Chairman of the Board

     DATE: August 10, 1998               /s/ Donald L. Fernandes
                                         -----------------------
                                         DONALD L. FERNANDES
                                         President and Chief Executive Officer

