Form 10-Q
period 1998-09-30
EAGLE BANCGROUP INC
filed 1998-11-13
CIK 1010856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

                FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

    For the period ended September 30, 1998
      Commission File Number: 000-20739

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

     As of November 12, 1998, there were 1,096,655 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Eagle BancGroup, Inc.
Consolidated Statements of Condition
(amounts in thousands)
                                             September 30      December 31
                                                 1998             1997
ASSETS
Cash and due from banks                             456            1,628
Fed funds sold and overnight deposits             5,952            3,386
Investment securities                            13,155           13,037
Mortgage-backed securities                       27,445           24,596
Federal Home Loan Bank stock                      1,322            1,310
Loans, net                                      123,286          122,409
Premises and equipment                            2,731            2,834
Other assets                                      2,103            1,937
                                                -------          -------
Total Assets                                    176,450          171,137
                                                =======          =======

LIABILITIES and STOCKHOLDERS' EQUITY
Deposits                                        135,635          131,452
FHLB advances                                    20,000           18,000
Other liabilities                                   891            1,380
                                                -------          -------
Total Liabilities                               156,526          150,832
                                                -------          -------

Capital stock                                        13               13
Paid in capital                                  12,428           12,323
Retained earnings                                10,931           10,134
Treasury stock                                   (3,505)          (2,055)
Accumulated other comprehensive income               57             (110)
                                                -------          -------
Total Stockholders' Equity                       19,924           20,305
                                                -------          -------

Total Liabilities and Stockholders' Equity      176,450          171,137
                                                =======          =======

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

Eagle BancGroup, Inc.
Consolidated Statements of Income
(amounts in thousands except per share data)
                                     For the Three Months  For the Nine Months
                                      Ended September 30    Ended September 30
                                        1998      1997        1998      1997
Interest income:
  Interest and fees on loans           2,319     2,447       7,028     7,003
  Investment securities and other
    interest earning assets              319       267         914       810
  Mortgage-backed securities             378       391       1,164     1,394
  Federal funds sold                      51        29         158        41
                                       -----     -----       -----     -----
Total Interest Income                  3,067     3,134       9,264     9,248
                                       -----     -----       -----     -----
Interest expense:
  Deposits:
    Passbook                             144       145         424       440
    MMDA and NOW                          89        55         246       144
    Certificates of deposit            1,544     1,570       4,578     4,714
  Borrowings                             268       315         906       790
                                       -----     -----       -----     -----
Total Interest Expense                 2,045     2,085       6,154     6,088
                                       -----     -----       -----     -----
Net Interest Income Before
  Provision for Loan Loss              1,022     1,049       3,110     3,160

Provision for loan loss                   60        60         180       180
                                       -----     -----       -----     -----
Net Interest Income After
  Provision for Loan Loss                962       989       2,930     2,980

Non-interest income:
Gains on loans sold                      271        52         754        83
Other                                    125       104         294       333
                                       -----     -----       -----     -----
Total Non-Interest Income                396       156       1,048       416

Non-interest expense:
Salaries and employee benefits           647       546       1,782     1,538
Net occupancy expense                    148       148         424       418
Federal deposit insurance premium         20        20          61        46
Data processing expense                   71       107         211       249
Other                                    162       168         554       541
                                       -----     -----       -----     -----
Total Non-Interest Expense             1,048       989       3,032     2,792

Income Before Federal Income Tax         310       156         946       604
Federal income tax expense               110        52         343       204
                                       -----     -----       -----     -----
Net Income                               200       104         603       400
                                       -----     -----       -----     -----

Other comprehensive income, net of tax
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses)
      arising during period              134       208         187       195
    Less: reclassification adjustment
      for (gains) losses included
      in net income                      (22)       11         (20)      (30)
                                       -----     -----       -----     -----
Other comprehensive income               112       219         167       165
                                       -----     -----       -----     -----
Comprehensive Income                     312       323         770       565
                                       =====     =====       =====     =====

Per Share Data:
Basic Earnings Per Share                0.19      0.09        0.56      0.34
Diluted Earnings Per Share              0.19      0.09        0.55      0.34
Dividends Per Share                     0.00      0.00        0.00      0.00

See accompanying notes.

Eagle BancGroup, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)
                                                        For the Nine Months
                                                         Ended September 30
                                                        1998           1997
Cash Flows from Operating Activities
Net Income                                               603            400
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan loss                              180            180
    Provision for depreciation                           231            213
    Amortization of premiums and discounts on
      investment securities                              (94)            15
    Gains on securities sold, net                        (31)           (58)
    Gains on loans sold, net                            (754)           (83)
    Compensation expense related to incentive plans      298            210
    Proceeds from sale of loans originated for sale   58,960         10,544
    Loans originated for sale                        (61,768)       (10,995)
    Increase in accrued interest receivable              (45)           (28)
    Increase in accrued interest payable                  12              3
    Increase in other assets                            (172)           (51)
    (Decrease) increase in other liabilities            (486)            32
                                                      ------         ------
Net cash (used in) provided by operating activities   (3,066)           382

Cash Flows from Investing Activities
Investment securities
  Purchases                                          (17,312)        (3,089)
  Proceeds from sales                                 17,422          6,181
Mortgage-backed securities
  Purchases                                          (11,649)        (5,946)
  Proceeds from sales                                  2,268         13,992
  Principal collected                                  6,711          2,893
Purchase of FHLB stock                                   (12)          (333)
Principal collected on loans                          48,142         28,512
Loans originated, net                                (45,625)       (45,502)
Purchases of premises and equipment                     (180)          (178)
Purchase of other real estate                            (25)            --
                                                      ------         ------
Net cash used in investing activities                   (260)        (3,470)

Cash Flows from Financing Activities
Increase in savings, demand and NOW accounts, net      4,507            980
Decrease in certificate accounts, net                   (338)        (3,231)
Proceeds from FHLB advances                            9,000         31,750
Principal payments on FHLB advances                   (7,000)       (28,300)
Purchase of treasury stock                            (1,449)        (1,676)
Purchase of MDRP stock                                    --           (840)
                                                      ------         ------
Net cash provided by (used in) financing activities    4,720         (1,317)

Increase (decrease) in cash and cash equivalents       1,394         (4,405)
Cash and cash equivalents at beginning of period       5,014          7,060
                                                      ------         ------
Cash and cash equivalents at end of period             6,408          2,655
                                                      ======         ======
See accompanying notes.



Eagle BancGroup, Inc.
Notes to Consolidated Financial Statements

1. Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and therefore do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported, consisting only of normal recurring adjustments, have been included in the accompanying consolidated financial statements. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

2. Earnings Per Share and Dividends

Basic earnings per share is computed by dividing net income for the period by the weighted average number of shares outstanding of 1,084,244 and 1,161,670 for the nine months ended September 30, 1998 and 1997, respectively, and 1,060,969 and 1,130,235 for the three months ended September 30, 1998 and 1997, respectively. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of common shares and common share equivalents outstanding of 1,105,822 and 1,164,408 for the nine months ended September 30, 1998 and 1997, respectively, and 1,086,806 and 1,135,119 for the three months ended September 30, 1998 and 1997, respectively. Common share equivalents assume exercise of stock instruments and use of proceeds to purchase treasury stock at the average market price for the period. The Company has not yet paid any dividends.

3. Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) which requires disclosure of comprehensive income in the financial statements. The Company has included this disclosure in the statements of income. Comprehensive income consists of the net income or loss of an entity plus or minus the change in equity of the entity during the period from transactions, other events and circumstances resulting from non-owner sources. The statements of income for the nine and three months ended September 30, 1997 have been restated to include disclosure of comprehensive income for each period.

Eagle BancGroup, Inc.
Item 2. Management's Discussion and Analysis

RESULTS OF OPERATIONS

GENERAL: Eagle BancGroup, Inc.'s (the 'Company') net income increased to $200,000, or $.19 per share, in the three months ended September 30, 1998 from $104,000, or $.09 per share, in the same period in 1997. In the nine months ended September 30, the Company's net income increased to $603,000, or $.56 per share, in 1998 from $400,000, or $.34 per share, in 1997. The increase in net income in 1998 from 1997 is due primarily to significant increases in gains on sales of residential mortgage loans in 1998 compared to 1997.

 NET INTEREST INCOME: Net interest income decreased to $1,022,000 in the three months ended September 30, 1998 from $1,049,000 in the same period in 1997. In the nine months ended September 30, net interest income decreased to $3,110,000 in 1998 from $3,160,000 in 1997. In the three months ended September 30, total interest income decreased to $3,067,000 in 1998 from $3,134,000 in 1997 and total interest expense decreased to $2,045,000 in 1998 from $2,085,000 in 1997. In the nine months ended September 30, total interest income increased to $9,264,000 in 1998 from $9,248,000 in 1997 and total interest expense increased to $6,154,000 in 1998 from $6,088,000 in 1997. Net interest income decreased in 1998 from 1997 due to a decline in the interest rate spread, the difference between the yield on average interest earning assets and the cost of average interest bearing liabilities, in 1998. In the first nine months of 1998, the interest rate spread was 1.91% and in the three months ended September 30, 1998, the interest rate spread was 1.87% compared to 1.99% in both the nine and three months ended September 30, 1997.

The decline in the interest rate spread was primarily the result of the overall decline in interest rates in 1998 from previous years. The yield on average interest earning assets decreased to 7.23% in the first nine months of 1998 from 7.43% in the same period in 1997 and the cost of average interest bearing liabilities decreased to 5.33% in the first nine months of 1998 from 5.44% in the same period in 1997. Due to the higher level of prepayments on mortgage loans in the portfolio, the yield on average interest earning assets decreased more than the cost of average interest bearing liabilities.

The decrease in mortgage rates in 1998 resulted in a substantial increase in refinancing activity and a decrease of over $8 million in the amount of average residential mortgage loans outstanding and a 30 basis point decrease on the yield earned on the average outstanding loans to 7.37% in 1998 compared to 1997. The decrease in residential mortgage loans was offset by an increase of over $10 million in average commercial real estate and commercial loans although many of the commercial real estate loans were originated in the third quarter. Their impact on the yield on average total loans is not fully reflected as of September 30, 1998. The yield on average total loans decreased to 7.88% in 1998 from 8.04% in 1997. The yield on average investment securities and short-term investments decreased 27 basis points to 5.75% and the average amount of these other interest earning assets increased over $2 million in 1998 compared to 1997. Total average interest earning assets increased to $171,221,000 in the first nine months of 1998 from $166,374,000 in the same period in 1997.

Average interest bearing liabilities increased to $154,450,000 in the first nine months of 1998 from $149,650,000 in the same period in 1997 due primarily to an increase of over $4 million in average borrowed funds. The cost of average borrowed funds decreased 45 basis points to 5.46% in 1998 from 1997. The cost of average deposits decreased 8 basis points to 5.30% in 1998 from 1997 due primarily to a change in the deposit mix. In 1998, average demand and savings deposits increased almost $3.5 million while average time deposits decreased almost $3 million compared to 1997. In 1998, the average cost of demand and savings deposits was 3.16% and the average cost of time deposits was 5.89%.

For the quarter ended September 30, 1998, the yield on average interest earning assets decreased to 7.17% and the cost of average interest bearing liabilities decreased to 5.29% compared to 7.37% and 5.41%, respectively, in the same period in 1997. The decline in the yield on earning assets was due primarily to the continued acceleration of prepayments on mortgage loans as a result of
increased refinancing activity.   The decrease in the cost of average interest
bearing liabilities was also due to a decline in the cost of average borrowed funds to 5.32% in the third quarter of 1998 from 5.89% in the same period in 1997.

The net interest margin, net interest income divided by average interest earning assets, decreased to 2.43% in the first nine months of 1998 from 2.54% in the same period in 1997. In the third quarter, the net interest margin decreased to 2.39% in 1998 from 2.47% in 1997. The net interest margin decreased due to the declining rate environment during the year, which resulted in more prepayments on loans. The accelerated principal payments on higher rate loans in the portfolio caused the yield on average interest earning assets to decline more rapidly than the cost of average interest bearing liabilities.

All loans contractually past due 90 days or more at September 30, 1998 were classified as non-accrual. Interest income on these loans is recognized only upon cash receipt and no interest income is accrued. In the nine months ended September 30, 1998, cash interest payments of $45,000 were included in interest income. Additional interest income of $19,000 would have accrued had the loans not been past due 90 days or more. Total non-accrual loans at September 30, 1998 were $859,000.

PROVISION FOR LOAN LOSS: The provision for loan loss was $180,000 in the nine months ended September 30, 1998 and 1997 and was $60,000 in the three months ended September 30, 1998 and 1997. The provision is determined as the amount necessary to maintain the allowance for loan losses at a level deemed adequate to absorb estimated future losses inherent in the loan portfolio. In the first nine months of 1998, loans totaling $117,000 have been charged against the allowance for loan losses and $9,000 has been credited to the allowance due to recoveries of loans previously charged off. At September 30, 1998, the allowance for loan losses was $1,007,000, or .81% of total loans, compared to $935,000, or .76% of total loans, at December 31, 1997.

NON-INTEREST INCOME: Non-interest income increased to $1,048,000 in the nine months ended September 30, 1998 from $416,000 in the same period in 1997 due to the significant increase in gains on residential mortgage loans sold in 1998. In the first nine months of 1998, proceeds from the sale of residential mortgage loans totaled $58,960,000 with gains on the sales of $754,000. In the same period in 1997, proceeds from sales were $10,544,000 with gains on the sales of $83,000. Other non-interest income decreased to $294,000 in the first nine months of 1998 from $333,000 in the same period in 1997 due to net gains on sales of securities, which were $31,000 in the first nine months of 1998 and $58,000 in the same period in 1997.

In the third quarter of 1998, non-interest income increased to $396,000 from $156,000 in the third quarter of 1997 due to gains on residential mortgage loans sold, which were $271,000 in the 1998 period and $52,000 in the 1997 period. Proceeds from the loan sales totaled $19,767,000 in the third quarter of 1998 and $7,782,000 in the third quarter of 1997. Other non-interest income increased to $125,000 in the third quarter of 1998 from $104,000 in the same period in 1997 due to net gains (losses) on securities sold which were $35,000 in the 1998 period and $(4,000) in the 1997 period.

NON-INTEREST EXPENSE: Non-interest expense increased to $3,032,000 in the first nine months of 1998 from $2,792,000 in the same period in 1997. The increase was primarily due to salaries and employee benefits, which was $1,782,000 in the nine months ended September 30, 1998 compared to $1,538,000 in the same period in 1997. In 1998, salaries and employee benefits increased over 1997 due incentive payroll costs related to the volume of residential mortgage loans originated and sold, higher expense related to employee benefit plans and other normal increases in employee costs. Federal deposit insurance premiums increased to $61,000 in the first nine months of 1998 from $46,000 in the same period in 1997 due to a one-time premium rebate received in 1997. Data processing expense decreased to $211,000 in the nine months ended September 30, 1998 from $249,000 in the same period of 1997 due to expenses incurred related to the data processing conversion in the third quarter of 1997.

Non-interest expense increased to $1,048,000 in the third quarter of 1998 from $989,000 in the same period in 1997. Salaries and employee benefits increased to $647,000 in the third quarter of 1998 from $546,000 in the same period in 1997 due primarily to mortgage related incentive payroll costs incurred in 1998. Data processing expense decreased to $71,000 in the third quarter of 1998 from $107,000 in the same period in 1997 due to the data processing conversion expenses incurred in the third quarter of 1997.

INCOME TAX EXPENSE: The provision for income taxes increased to $343,000 in the nine months ended September 30, 1998 from $204,000 in the same period in 1997. In the third quarter of 1998, the provision for income taxes increased to $110,000 from $52,000 in the same period in 1997. In both 1998 periods, the provision for income taxes increased due to the increase in income before tax. The effective tax rates were 36% for the nine months ended September 30, 1998, 35% for the three months ended September 30, 1998 and 34% for both periods in 1997.

FINANCIAL CONDITION:

Total assets increased to $176,450,000 at September 30, 1998 from $171,137,000 at December 31, 1997. Mortgage-backed securities increased to $27,445,000 at September 30, 1998 from $24,596,000 at December 31, 1997 due to investment of funds available as a result of the accelerated prepayments in the mortgage loan portfolio and from restructuring of the FHLB advance portfolio. Net loans increased to $123,286,000 at September 30, 1998 from $122,409,000 at December 31, 1997 due to increases in commercial real estate, commercial and direct consumer loans, primarily home equity loans and lines of credit, that offset the decrease in residential mortgage loans, which was due to the acceleration of mortgage prepayments in 1998. Total deposits, primarily demand deposits, increased to $135,635,000 at September 30, 1998 from $131,452,000 at December 31, 1997. FHLB advances also increased to $20,000,000 at September 30, 1998 from $18,000,000 at December 31, 1997.

Stockholder's equity decreased to $19,924,000, or 11.3% of total assets, at September 30, 1998 from $20,305,000, or 11.9% of total assets, at December 31, 1997 due to the purchase of additional treasury stock in the third quarter of 1998 partially offset by 1998 income to date. Book value increased to $18.17 per share at September 30, 1998 from $17.24 per share at December 31, 1997.

Savings institutions are required to maintain minimum capital levels measured by the following ratios: Risk-based capital to risk weighted assets ratio of 8.00%; Core capital to tangible assets ratio of 3.00%; and Tangible core capital to adjusted tangible assets ratio of 1.50%. The Company's savings institution subsidiary had ratios of 15.59%, 9.65% and 9.65%, respectively, at September 30, 1998 compared to 16.30%, 9.99% and 9.99%, respectively, at December 31, 1997.

Savings institutions are also required to maintain a minimum 4% liquidity ratio measured as the ratio of cash, cash equivalents, short-term investments and certain long-term investments to deposits and certain borrowed funds. The Company's savings institution subsidiary had liquidity ratios of 13.83% and 12.07% at September 30, 1998 and December 31, 1997, respectively.

At September 30, 1998, funds committed for loan originations and loans in process totaled $3,149,000 and unused lines of credit totaled $5,444,000. Cash and cash equivalents, scheduled principal and interest payments on loans, mortgage-backed and investment securities, new deposits and borrowed funds are sources of funds used to meet such commitments. Funds are primarily invested in residential mortgage, commercial, commercial real estate and consumer loans and investment and mortgage-backed securities. Funds are also used for deposit interest payments, maturities and withdrawals.

YEAR 2000

The Company faces many challenges and risks in its efforts to be Year 2000 ('Y2K') compliant. As a financial institution, the Company relies on the performance of its in house and third party data processing systems to accurately maintain deposit, loan and all other records. In addition to data processing concerns, the Company also relies on public and private utilities for voice and data phone lines, electricity and other such services over which it has no control. In the event of a Y2K failure related to an in house system or by any third party service provider, the Company must be prepared to continue to operate and serve its customers or risk a decline in its financial performance.

The Company began formulating its Y2K compliance plan in September, 1997 and has revised and updated the plan since that time. The Office of Thrift Supervision ('OTS'), the Company's primary regulator, conducted an on-site review of Y2K compliance efforts in early 1998 and has been furnished with compliance plan updates throughout the remainder of 1998. Through the end of September, the Company's Y2K compliance plan and efforts to date have been approved by the OTS.

Specific events that occurred in the third quarter related to the Y2K compliance effort include: Certification of the Company's in house hardware as Y2K compliant by the Company's third party network consultant; Continuation of planning for software compliance testing of the Company's primary data processing provider that began, under the provider's timetable for all users, in November, 1998; Follow-up contact to monitor compliance status of third party software vendors and other service providers; and initial contact with the Company's significant loan customers to determine their Y2K status.

Direct costs related to Y2K incurred by the Company through the end of the third quarter, 1998 totaled $17,000 which consisted of $5,000 paid to the Company's third party network consultant for hardware certification and $12,000 paid to the Company's primary data processing provider related to the testing process. The Company is obligated to pay an additional $13,000 to the data processing provider to under a prearranged billing schedule for the testing services. The network consultant may provide additional Y2K compliance services at a cost not expected to exceed $25,000. The Company has also incurred indirect costs related to the Y2K compliance effort consisting primarily of salaries and benefits for the employees involved. The Company has not segregated these expenses but estimates that in the first nine months of 1998, approximately 20,000 of salary and benefit expense would be related to Y2K. The number of employees and the time involved in the compliance effort will increase in the fourth quarter of 1998 as the testing phase begins and the Company expects an additional $20,000 of expense could be allocated to Y2K but total salary and benefit expense is not expected to increase during the period. The testing phase is scheduled to be completed in the first quarter of 1999.

In the third quarter of 1997, the Company converted to its current data processing provider and invested $175,000 in new hardware related to the conversion. In 1998, the Company migrated to new teller and retail software and invested an additional $28,000 for new hardware. Since the data provider conversion and subsequent software migration would have been done in any event, the costs related thereto are not considered direct Y2K costs. These events have assisted the Company's Y2K compliance effort, however.

The Company's Y2K compliance plan briefly outlines a contingency plan. The Company intends to complete a detailed contingency plan by the end of the first
quarter, 1999.   A detailed contingency plan requires further study and
assessment of testing efforts prior to completion and will be necessary to address what steps the Company will take to overcome any Y2K failure.

The Company believes that its Y2K compliance plan will be effective but the effort to be Y2K compliant relies to no small extent on the compliance efforts of a large number of third parties over which the Company has little or no control. The Company is monitoring the compliance efforts of as many third party service providers as possible but cannot guarantee that any information received from third parties is accurate. The Year 2000 problem is extremely complex and potentially impacts any computer process. As such, it is not possible at this time to state that Y2K compliance can be achieved without potentially significant unanticipated expenditures that could impact the financial performance of the Company.

Eagle BancGroup, Inc.
PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         NONE

Item 2.  Changes in Securities

          NONE

Item 3.  Defaults Upon Senior Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

          NONE

Item 5.  Other Information

          NONE

Item 6.  Exhibits and Reports on Form 8-K

Eagle BancGroup, Inc. did not file any reports on Form 8-K during the three months ended September 30, 1998.

The following exhibits are included herein:

(27) - Financial Data Schedule

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     DATE: November 13, 1998          /s/ Gerald A. Bradley
                                      ---------------------
                                      GERALD A. BRADLEY
                                      Chairman of the Board

     DATE: November 13, 1998          /s/ Donald L. Fernandes
                                      -----------------------
                                      DONALD L. FERNANDES
                                      President and
                                      Chief Executive Officer