Form 10-K
period 1998-12-31
EAGLE BANCGROUP INC
filed 1999-03-29
CIK 1010856

SECURITIES AND EXCHANGE COMMISSION
                        Washington D. C.  20549

                               FORM 10-K
(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

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

   As of March 18, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $18,570,000 (825,320 shares at $22.50 per share). The per share price of $22.50 is based on the last sale price of the common stock at March 17, 1999, as reported by The Nasdaq Stock Market.

   As of March 18, 1999, there were 1,067,456 shares of the Registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
   Portions of the following documents are incorporated by reference:

   Annual Report to Stockholders for the Fiscal Year Ended December 31, 1998--Part I and II.

   1999 Notice and Proxy Statement for the Annual Meeting of Stockholders to be held on April 21, 1999--Part III
                                 -Page 1-
                         TABLE OF CONTENTS
                                                           PAGE
     PART I

Item 1.   Business                                            3
Item 2.   Properties                                         41
Item 3.   Legal Proceedings                                  41
Item 4.   Submission of Matters to a Vote of
            Security Holders                                 41

     PART II

Item 5.   Market for the Registrant's Common Stock and
            Related Security Matters                         42
Item 6.   Selected Financial Data                            42
Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations    42
Item 7a.  Quantitative and Qualitative Disclosures About
            Market Risk                                      42
Item 8.   Financial Statements and Supplementary Data        42
Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure           43

     PART III

Item 10.  Directors and Executive Officers of Registrant     43
Item 11.  Executive Compensation                             43
Item 12.  Security Ownership of Certain Beneficial Owners
            and Management                                   43
Item 13.  Certain Relationships and Related Transactions     43

     PART IV

Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                              43
          Signatures                                         44
          Exhibit Index                                      45
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

     At December 31, 1998, Eagle had consolidated total assets of $180,101,000 and stockholders' equity of $19,697,000. At December 31, 1998, Eagle was the third largest financial institution holding company headquartered in McLean county, Illinois, based on its consolidated assets as of that date.

First Federal

     First Federal is a federally-chartered capital stock savings association regulated by the Office of Thrift Supervision (the 'OTS') and its deposits are insured by the Federal Deposit Insurance Corporation (the 'FDIC') through the Savings Association Insurance Fund (the 'SAIF'). First Federal was originally chartered in 1919. At December 31, 1998, First Federal had total assets of $178,616,000, deposit accounts of $134,722,000 and stockholders' equity of $17,031,000.

     First Federal conducts business from its main office in Bloomington, Illinois and three full service branch offices located in Bloomington, LeRoy and Lexington, Illinois. All three cities are located in central Illinois in McLean County, the largest county geographically in Illinois. From Bloomington, LeRoy is approximately 20 miles southeast and Lexington is approximately 20 miles northeast. Both Lexington and LeRoy are adjacent to interstate highways that circle around Bloomington. The Lexington branch opened in December, 1998, in an office building that the branch rents from and shares with a local insurance agency. The branch is managed by one of the insurance agents, who splits time between the two entities. There are no other common employees between the branch and the insurance agency and the two entities are not affiliated in any other way.

     First Federal's primary market area is McLean and DeWitt Counties. DeWitt County is directly southeast of McLean County. Bloomington and its adjacent sister city, Normal, have a combined population of 100,000. Outside of Bloomington-Normal, McLean and Dewitt Counties feature a mix of small
                                  -Page 3-
communities and rural areas with a population of approximately 60,000. LeRoy has the largest population of the twenty other communities in McLean County while Lexington is the fourth largest. The local population is projected to grow 4.5% in the next five years which is more than double the 2% projected population increase in the state of Illinois. No other major downstate Illinois metropolitan area population is projected to grow more than 2.4%.

     The economy of the region is diversified in four major sectors-agriculture, education, manufacturing and insurance. Bloomington-Normal is home to two large insurance companies, two four-year universities and numerous national manufacturers. McLean County annually ranks at or near the top nationally in corn and soybean production per county. This diversification has resulted in a strong, growing local economy that is expected to continue to grow in the future.

     The principal business of First Federal has been and continues to be attracting retail deposits in its primary market area from the general public and investing those deposits, along with funds generated from operations and borrowings, in one-to-four family residential mortgage loans, commercial real estate loans, commercial business loans, automobile and other consumer loans and mortgage-backed and other investment securities. Residential mortgage loans are originated primarily for sale in the secondary market, with servicing rights retained by First Federal on approximately twenty percent of the loans sold. Revenues are derived principally from interest on residential mortgage, consumer loans, commercial loans, interest and dividends on mortgage-backed and other investment securities and, to a lesser extent, loan fees, loan servicing income and gains on sale of loans. Primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and other investment securities, FHLB advances and proceeds from the sale of residential mortgage loans.

     In August, 1997, David R. Wampler joined First Federal as President and Director. Having worked at two local commercial banks for 15 years, the last four years as President and Chief Executive Officer of his former employer, Mr. Wampler brought extensive experience in the local commercial banking market. First Federal had increased its activity in commercial real estate and commercial business loans in 1997 prior to Mr. Wampler's addition. Since then, First Federal has continued to diversify its lending portfolio by selling at origination most residential mortgage loans and by actively pursuing commercial loans, commercial real estate loans and direct consumer loans more aggressively than in prior years. Mr. Wampler was also appointed Director of Eagle. Donald L. Fernandes remains as Chief Executive Officer and Chairman of First Federal.

     In November, 1998, Donald L. Lambert joined First Federal as Vice-President-Retail Banking Services. Mr. Lambert previously worked for another local bank in a similar capacity.

     First Federal competes with fourteen other savings institutions and banks as well as numerous credit unions, finance companies and other financial intermediaries in its primary market area. Competition has been and will continue to be intense with respect to attracting deposits and making loans. Interest rates and customer service are the primary factors affecting competition for deposits and loans. In 1999, First Federal will celebrate its 80th year of serving the financial needs of Bloomington-Normal and McLean
                                  -Page 4-
County. First Federal's history and a tradition of customer service are advantages current and future customers have in addition to locally competitive interest rates on deposits and loans. First Federal offers a variety of demand, savings and time deposit products.

     First Federal has one wholly-owned service corporation, FFS Investment Services ('FFS'), which was incorporated in Illinois on March 25, 1994. FFS sold investment products, including annuities, offered by PrimeVest Financial Services, Inc., a specialty brokerage firm, through December 31, 1998. The agreement between FFS and PrimeVest expired on December 31, 1998 and was not renewed. As of January 1, 1999, FFS will sell investment products through Mutual Service Corporation, under an agreement between FFS and Secord Asset Management. Customers seeking alternatives to the deposit products at First Federal have access to other financial products through the FFS staff.

     Collectively, Eagle, First Federal and FFS are referred to herein as 'the Company'.
                                  -Page 5-

Average Balance Sheets

     The following table sets forth information with respect to average balances of assets and liabilities, dollar amounts of interest income or expense from average interest-earning assets and interest-bearing liabilities, respectively, resultant yields and costs, interest rate spreads, net interest margins and the ratio of interest-earning assets to interest-bearing liabilities for the periods indicated.  Average balances for each period have been calculated using the average of month-end balances during such period, the use of which management of the Company believes are not materially different from averages calculated using the daily balances (amounts in thousands):
FOR THE YEAR ENDED DECEMBER 31, 1998
                                             Average  Interest &   Yield/
                                             Balance   Dividends    Cost
Interest-earning assets <F1>:
  Mortgage loans <F2>                       $ 83,398    $ 6,252     7.50%
  Indirect auto loans                         18,266      1,598     8.75
  Other consumer loans                        11,432      1,075     9.40
  Other loans                                  7,150        592     8.28
    Total loans                              120,246      9,517     7.91
  Mortgage-backed securities:
    Collateralized mortgage obligations        8,765        468     5.34
    Other mortgage-backed securities          19,189      1,115     5.81
  Investment securities                       14,857        873     5.88
  Overnight and short-term investments         7,729        403     5.21
  Federal Home Loan Bank stock                 1,305         86     6.59
    Total interest-earning assets            172,091     12,462     7.24
Non-interest-earning assets:
  Premises and equipment, net                  2,789
  Real estate, net                               688
  Other non-interest-earning assets            2,257
    Total assets                             177,825

Interest-bearing liabilities:
  Passbook accounts                           15,599        549     3.52
  NOW accounts                                11,129        272     2.44
  Money market accounts                        2,081         58     2.79
  Certificates of deposit                    104,045      6,103     5.87
    Total deposits                           132,854      6,982     5.26
  FHLB advances and other borrowed funds      22,838      1,226     5.37
    Total interest-bearing liabilities       155,692      8,208     5.27
Non-interest bearing liabilities:
  Non-interest bearing deposits                  552
  Other liabilities                            1,164
    Total liabilities                        157,408
Stockholders' equity                          20,417
    Total liabilities and
      stockholders' equity                  $177,825

Net interest income                                      $4,254
Interest rate spread                                                1.97
Net interest margin                                                 2.47%
Average interest-earning assets to
  average interest-bearing liabilities          1.11x
                                  -Page 6-
FOR THE YEAR ENDED DECEMBER 31, 1997
                                             Average  Interest &   Yield/
                                             Balance   Dividends    Cost
Interest-earning assets <F1>:
  Mortgage loans <F2>                       $ 86,619    $ 6,633     7.66%
  Indirect auto loans                         21,355      1,834     8.59
  Other consumer loans                         8,238        848    10.29
  Other loans                                  1,828        157     8.59
    Total loans                              118,040      9,472     8.02
  Mortgage-backed securities:
    Collateralized mortgage obligations       15,448        881     5.70
    Other mortgage-backed securities          14,045        857     6.10
  Investment securities                       14,667        897     6.12
  Overnight and short-term investments         2,649        143     5.40
  Federal Home Loan Bank stock                 1,126         76     6.75
    Total interest-earning assets            165,975     12,326     7.43
Non-interest-earning assets:
  Premises and equipment, net                  2,876
  Real estate, net                               651
  Other non-interest-earning assets            2,451
    Total assets                             171,953

Interest-bearing liabilities:
  Passbook accounts                           15,832        579     3.66
  NOW accounts                                 6,751        132     1.96
  Money market accounts                        2,438         70     2.87
  Certificates of deposit                    106,491      6,285     5.90
    Total deposits                           131,512      7,066     5.37
  FHLB advances and other borrowed funds      17,905      1,055     5.89
    Total interest-bearing liabilities       149,417      8,121     5.44
Non-interest bearing liabilities:
  Non-interest bearing deposits                  786
  Other liabilities                            1,045
    Total liabilities                        151,248
Stockholders' equity                          20,705
    Total liabilities and
      stockholders' equity                  $171,953

Net interest income                                      $4,205
Interest rate spread                                                1.99
Net interest margin                                                 2.53%
Average interest-earning assets to
  average interest-bearing liabilities          1.11x
                                   -Page 7-
FOR THE YEAR ENDED DECEMBER 31, 1996
                                             Average  Interest &   Yield/
                                             Balance   Dividends    Cost
Interest-earning assets <F1>:
  Mortgage loans <F2>                        $65,224     $4,862     7.45%
  Indirect auto loans                         22,962      1,985     8.64
  Other consumer loans                         8,346        754     9.03
  Other loans                                    848         80     9.43
    Total loans                               97,380      7,681     7.89
  Mortgage-backed securities:
    Collateralized mortgage obligations       19,583      1,153     5.89
    Other mortgage-backed securities          19,499      1,205     6.18
  Investment securities                       13,916        832     5.98
  Overnight and short-term investments         3,106        172     5.54
  Federal Home Loan Bank stock                   760         51     6.71
    Total interest-earning assets            154,244     11,094     7.19
Non-interest-earning assets:
  Premises and equipment, net                  2,997
  Real estate, net                               649
  Other non-interest-earning assets            1,506
    Total assets                             159,396

Interest-bearing liabilities:
  Passbook accounts                           15,462        577     3.73
  NOW accounts                                 5,338         96     1.80
  Money market accounts                        2,964         85     2.87
  Certificates of deposit                    111,859      6,673     5.97
    Total deposits                           135,623      7,431     5.48
  FHLB advances and other borrowed funds       4,386        272     6.20
    Total interest-bearing liabilities       140,009      7,703     5.50
Non-interest bearing liabilities:
  Non-interest bearing deposits                  549
  Other liabilities                            1,682
    Total liabilities                        142,240
Stockholders' equity                          17,156
    Total liabilities and
      stockholders' equity                  $159,396

Net interest income                                      $3,391
Interest rate spread                                                1.69
Net interest margin                                                 2.20%
Average interest-earning assets to
  average interest-bearing liabilities          1.10x

<F1>
 Does not include interest on loans 90 days or more past due.
<F2>
 Includes one-to-four family, construction, multi-family and commercial real estate loans and loans held for sale.

                                   -Page 8-

      The following table sets forth the effects of changing interest rates and volumes of interest-earning assets and interest-bearing liabilities on net interest income.  Information is provided with respect to (i) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume), (ii) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (iii) changes in rate/volume (change in rate multiplied by change in volume) (amounts in thousands):
1998 COMPARED TO 1997
                                                              Rate/
                                            Rate    Volume   Volume    Net
Interest earning-assets <F1>:
  Mortgage loans <F2>                     $(139)    $(247)   $  5    $(381)
  Indirect auto loans                        34      (265)     (5)    (236)
  Other consumer loans                      (73)      329     (29)     227
  Other loans                                (6)      457     (16)     435
    Total loans                            (184)      274     (45)      45
  Mortgage-backed securities:
    Collateralized mortgage obligations     (56)     (381)     24     (413)
    Other mortgage-backed securities        (41)      314     (15)     258
  Investment securities                     (35)       12      (1)     (24)
  Overnight and short-term investments       (5)      274      (9)     260
  Federal Home Loan Bank Stock               (2)       12       -       10
    Total net change in income on
      interest-earning assets              (323)      505     (46)     136

Interest-bearing liabilities:
  Passbook accounts                         (22)       (8)      -      (30)
  NOW accounts                               33        85      22      140
  Money market accounts                      (2)      (10)      -      (12)
  Certificates of deposit                   (38)     (145)      1     (182)
    Total deposits                          (29)      (78)     23      (84)
  FHLB advances and other borrowed funds    (94)      291     (26)     171
    Total net change in expense on
      interest-bearing liabilities         (123)      213      (3)      87

Net change in net interest income         $(200)     $292    $(43)    $ 49
                                  -Page 9-
1997 COMPARED TO 1996
                                              Increase (Decrease) Due To
                                                             Rate/
                                            Rate    Volume   Volume    Net
Interest earning-assets <F1>:
  Mortgage loans <F2>                      $133    $1,595     $43   $1,771
  Indirect auto loans                       (13)     (139)      1     (151)
  Other consumer loans                      105       (10)     (1)      94
  Other loans                                (7)       92      (8)      77
    Total loans                             218     1,538      35    1,791
  Mortgage-backed securities:
    Collateralized mortgage obligations     (36)     (244)      8     (272)
    Other mortgage-backed securities        (15)     (337)      4     (348)
  Investment securities                      19        45       1       65
  Overnight and short-term investments       (4)      (25)      -      (29)
  Federal Home Loan Bank Stock                -        25       -       25
    Total net change in income on
      interest-earning assets               182     1,002      48    1,232

Interest-bearing liabilities:
  Passbook accounts                         (12)       14       -        2
  NOW accounts                                9        25       2       36
  Money market accounts                       -       (15)      -      (15)
  Certificates of deposit                   (71)     (320)      3     (388)
    Total deposits                          (74)     (296)      5     (365)
  FHLB advances and other borrowed funds    (13)      838     (42)     783
    Total net change in expense on
      interest-bearing liabilities          (87)      542     (37)     418

Net change in net interest income          $269     $ 460     $85     $814

<F1>
 Does not include interest on loans 90 days or more past due
<F2>
 Includes one-to-four family, construction, multi-family and commercial real estate loans and loans held for sale.

                                  -Page 10-
Lending Activities

     In 1998, First Federal continued to follow the lending strategy adopted in mid-1997 of selling at origination most residential mortgage loans, emphasizing origination of commercial business, commercial real estate and direct consumer loans and placing less emphasis on origination of indirect automobile loans. This strategy was adopted to further diversify, increase the average yield and improve the interest sensitivity of the loan portfolio by replacing longer-term residential mortgage loans with shorter-term, higher-yielding commercial and consumer loans. In addition, this strategy is intended to increase non-interest income due to gains on sales of residential mortgage loans and increased servicing income.

     Prior to 1992, the loan portfolio consisted primarily of residential mortgage loans that had been originated by First Federal. In 1992, for the first time, First Federal sold selected residential mortgage loans, primarily long-term, fixed-rate loans, in the secondary market. Fixed rate residential mortgage loans with maturities of less than 15 years and adjustable rate residential mortgage loans were generally retained in the portfolio. In 1993, First Federal began originating indirect automobile loans through a network of local automobile dealerships. This effort helped diversify and reduce the interest sensitivity of the portfolio since indirect auto loans generally are shorter term than residential mortgage loans. The balance of indirect automobile loans increased each year through 1996.

     The effects of the change in strategy in 1997 are evident in the composition of the loan portfolio. One-to-four family residential mortgage loans decreased over $20,800,000 while multi-family mortgage and commercial real estate loans increased over $10,300,000, commercial business loans increased over $6,200,000, other consumer loans increased over $2,400,000 and indirect automobile loans decreased over $2,800,000 during 1998. At December 31, 1998, one-to-four family residential mortgage loans comprised 48% of gross loans compared to 63% the previous two year-ends. Indirect auto loans decreased to 14% of gross loans at December 31, 1998 from 16% at December 31, 1997 and 22% at December 31, 1996. Multi-family mortgage, commercial real estate and commercial business loans comprised 25% of gross loans at December 31, 1998 compared to 11% at December 31, 1997.
                                  -Page 11-

      The following table sets forth the composition of the loan portfolio as of the dates indicated:
                                             December 31,
                                   1998            1997            1996
                              Amount   Pct    Amount   Pct    Amount   Pct
                                         (Amounts in thousands)
Mortgage loans:
  One-to-four family <F1>    $57,162  48.2%  $77,994  62.7%  $67,855  62.7%
  Construction                 1,947   1.6     3,009   2.4     1,183   1.1
  Multi-family                11,514   9.7     5,080   4.1     1,562   1.4
  Commercial real estate      10,729   9.1     6,791   5.5     3,827   3.5
    Total mortgage            81,352  68.6    92,874  74.7    74,427  68.7
Indirect auto loans           16,755  14.1    19,593  15.7    23,640  21.8
Other consumer loans:
  Direct auto                  2,586   2.2     2,190   1.8     2,136   2.0
  Home equity                  8,313   7.0     5,810   4.7     4,904   4.5
  Other consumer               1,170   1.0     1,643   1.3     1,479   1.4
    Total other consumer      12,069  10.2     9,643   7.8     8,519   7.9
Commercial business loans      7,792   6.6     1,588   1.3     1,145   1.1
Accrued interest
  receivable-all loans           638    .5       631    .5       523    .5
Gross loans                  118,606   100   124,329   100   108,254   100

Less:
  Due to borrowers on
    construction loans          (931)           (871)           (610)
  Deferred loan fees            (109)           (114)            (80)
  Allowance for loan losses   (1,015)           (935)           (923)

Net loans                   $116,551        $122,409        $106,641

<F1>
 Includes loans held for sale and construction loans converted to permanent loans.

Other than the categories listed above, no other concentrations or categories of loans exceeding 10% of total loans are known to exist.

     One-to-Four Family Residential Lending. The primary lending activity of First Federal has been the origination of first mortgage loans to enable borrowers to purchase new or existing homes or to construct one-to-four family homes located in First Federal's primary market area. Such lending includes loans secured by detached single-family residences or condominiums and individually owned residences in attached housing containing not more than four separate dwelling units. Prior to 1998, one-to-four family residential mortgage loans represented well over half of the loan portfolio and still comprise 48% of the portfolio at December 31, 1998. Of the $162,709,000 in loans originated in 1998, $102,583,000, or 63%, were one-to-four family residential mortgage loans. The volume of loan originations in 1998 was due to the declining rate environment during the year. The decrease in the amount of residential mortgage loans in the portfolio was due primarily to customers who refinanced portfolio loans that were then sold in the secondary market.

     One-to-four family residential mortgage loans have contributed significantly to interest income and have low delinquency and loss rates. The
                                 -Page 12-
volume of residential mortgage loans sold in 1998 resulted in a substantial increase in non-interest income in 1998 due to the gains on the loan sales.
To remain competitive, a variety of mortgage products are offered including fixed or adjustable rate and term or balloon loans.

     Fixed-rate, fixed-term residential mortgage loans are competitively priced based primarily on the daily rate quotes received from the various secondary market investors to whom loans are sold. Terms of 10, 15, 20 and 30 years are available. Prior to 1997, First Federal maintained a practice of selling in the secondary market all new fixed-rate, fixed-term residential mortgage loans with terms of over 15 years and some such loans with terms of 15 years or less depending on market conditions. The emphasis was changed in the last six months of 1997 and now most new fixed-rate, fixed-term loans that meet underwriting standards are sold in the secondary market. Loans are primarily sold to either Federal National Mortgage Association ('FNMA'), a government sponsored agency, or to other private corporate investors. At December 31, 1998, fixed-rate, fixed-term loans represented about 45% of the one-to-four family mortgage loans outstanding.

     Adjustable-rate ('ARM') residential mortgage loans having initial adjustment periods of one, three, five or seven years, with annual adjustments thereafter and maturities of up to 30 years, are offered by First Federal.
ARM loans are adjusted at the beginning of each adjustment period based on a fixed spread above the average yield on US Treasury securities as published by the Federal Reserve Board. Generally, ARM loan rate adjustments are limited to 2% per adjustment period and to 6% aggregate over the life of the loan. At December 31, 1998, ARM loans represented about 40% of the one-to-four family mortgage loans outstanding.

     Prior to 1997, ARM loans were retained in First Federal's portfolio due to the lower level of interest rate risk compared to fixed-rate, fixed-term loans. Beginning in the last half of 1997, most new ARM loans that met underwriting standards were sold in the secondary market. ARM loans do have higher credit risk compared to fixed-rate loans due to the possibility of borrower default when interest rates reset higher and monthly payment amounts increase. ARM borrowers are normally qualified at the highest possible rate to reduce credit risk.

     Balloon loans are also offered by First Federal. These loans have fixed-rates and fixed monthly payments (normally based on a 30 year amortization schedule) but have a five or seven year term at which time the entire unpaid principal balance is due. Borrowers have the option of renewing the loan at then current rates. Balloon loans generally have lower interest rate risk than fixed-rate, fixed-term loans but higher interest rate risk relative to ARM loans since balloon loans usually are repriceable later than ARM loans but sooner than fixed-term loans. As with new fixed-rate and ARM loans, new balloon loans that meet underwriting standards are now sold in the secondary market. About 15% of the one-to-four family mortgage loans outstanding at December 31, 1998 were balloon loans.

     Factors such as the general level of interest rates, competition, funds availability and borrower preference all affect the amount and type of loans originated. Generally, borrowers prefer ARM loans in periods of higher interest rates and fixed-rate loans in periods of lower interest rates.
                                 -Page 13-
     One-to-four family mortgage loans are underwritten to FNMA guidelines to allow for sale in the secondary market. If the loan to value ratio exceeds 80%, private mortgage insurance is required to cover the excess above 80%. With private mortgage insurance, loan to value ratios cannot exceed 95%. Title insurance or attorney's opinion to title is required as is hazard insurance for any property securing mortgage loans.

     Construction Loans. First Federal originates construction loans at the request of borrowers but does not actively solicit such loans. Generally, such loans are for construction of owner-occupied, single-family dwellings and are usually converted to permanent mortgage financing upon completion. The increase in construction loans in 1997 was due to one loan originated to a group of qualified local developers to finance construction of a hotel in McLean County. This project was completed in early 1998 and the loan was converted to permanent financing and is included with commercial real estate loans in the portfolio composition breakdown. Residential construction loans usually have variable rates and have maturities of up to twelve months in which time construction must be completed. Loan amounts usually do not exceed 80% of the estimated value of the completed property. Credit risk associated with construction loans is higher than permanent loans due to uncertainty as to the final value of the property, possible construction delays or underestimation of construction costs. At December 31, 1998, construction loans totaled $1,947,000, or 1.6% of gross loans. Other than the loan noted above, no other commercial construction loans were outstanding during or at the end of 1998.

     Multi-Family Residential Lending. First Federal offers mortgage loans secured by multi-family residential properties. Most such loan originations feature balloon payments due in five years with amortization terms up to 20 years and loan to value ratios that usually do not exceed 80%. Interest rates may be fixed or adjustable. Increased emphasis on these types of loans in 1998 resulted in a substantial increase in such loans to $11,514,000, or 9.7% of gross loans, at December 31, 1998. The increase related primarily to the financing of existing, multiple-building apartment complexes.

     Commercial Real Estate Lending. Commercial real estate loans also increased significantly in 1998 to $10,729,000, or 9.1% of gross loans, at December 31, 1998 due to increased emphasis on such loans. The increase was primarly due to the financing of an existing local hotel complex and the conversion of the hotel construction loan to permanent financing. These loans usually have variable rates, normally floating at prime or a fixed spread above prime, and balloon payments due in five years with amortization terms up to 20 years. Loans are underwritten based on analysis of the cash flow generated by the business in which the real estate is used and the ability of the borrower to meet payment obligations. In addition to securing the loan with a first mortgage on the real estate, personal guarantees from the business owners are usually sought. Loans are usually limited to 75% of the value of the property.

     Multi-family residential and commercial real estate loans have significantly more risk than one-to-four family mortgage loans due to the usually higher loan amounts and the credit risk, which arises from concentration of principal in a smaller number of loans, the effects of general economic conditions on income producing property and the difficulty of evaluating and monitoring the loans. Events that affect the operations and cash flow of the business which is on the secured property must be monitored
                                  -Page 14-
to ensure the borrower has the ability to repay the loan.

     Indirect Auto Loans. In 1993, First Federal began originating indirect auto loans through a network that includes most local auto dealerships and loan totals increased each year through 1996. The shift in lending strategy in 1997 resulted in total indirect auto loans of $16,755,000, or 14.1% of gross loans, at December 31, 1998, a decrease of almost $3,000,000 from year-end, 1997 and almost $7,000,000 from year-end, 1996. The decrease is due to less emphasis on indirect auto loan originations and to increased competition from both national and local lenders. First Federal continues to originate indirect auto loans but has tightened its guidelines preferring to originate loans to buyers who qualify as higher grade credits. Current policy allows for underwriting of loans on new or used automobiles with maturities between three and five years. All indirect auto loans are secured by the new or used automobile purchased with loan proceeds. Loan amounts on new automobiles are limited to the manufacturer's suggested price while used automobile loan amounts are limited to the retail price as listed in the National Automobile Dealers Association used car guide.

     Following a credit review of the dealer, First Federal enters into a contractual relationship with the dealer. Short response times for credit decisions, consistent application of underwriting standards and immediate funding of indirect loans upon delivery of required documents allowed First Federal to successfully compete for these loans in the past. The amount of indirect loan originations is dependent on the volume of new and used automobile sales and the financing choices of purchasers, factors over which First Federal has no control. At December 31, 1998, loans originated from 29 local dealerships were outstanding with the highest amount from any one dealer totaling 13% of the total indirect auto loans.

     Underwriting standards are maintained to assess an applicant's ability to repay amounts due and to verify the adequacy of the automobile financed as collateral. Even with the underwriting standards, the risks inherent in indirect auto lending indicate that some loans will default. Loans secured by assets that depreciate rapidly, such as automobiles, are generally considered to entail greater risks than residential mortgage loans. Through the efforts of a full-time collections officer, loan delinquencies have been kept at or below industry averages. At December 31, 1998, four loans totaling $31,000 were delinquent 90 days or more. No recourse is available from dealerships on loan defaults. Net charge-offs related to indirect auto loans decreased to $134,000 in 1998 from $187,000 in 1997.

     Other Consumer Loans. First Federal also originates a variety of other consumer loans including direct auto loans and home equity loans and lines of credit. These types of direct loans totaled $12,069,000, or 10.2% of gross loans, at December 31, 1998, an increase of over $2,400,000 during the year. Originations of these types of loans have increased following the change in lending strategy.

     Direct auto loans are originated using the same underwriting standards as indirect auto loans but are made directly with the borrower rather than through a dealer. Direct auto loans have the same amount and term limits as indirect auto loans and also require as collateral the vehicle purchased with the loan. At December 31, 1998, direct auto loans outstanding totaled $2,586,000 or 2.2% of gross loans outstanding. Direct auto loans are usually made to customers with previous borrowings and or deposit accounts with First Federal.
                                  -Page 15-
     Home equity loans and lines of credit are secured by second liens on residential real estate. Home equity loans generally have fixed rates, fixed monthly payments and maturities up to 15 years. Home equity lines of credit have adjustable rates and flexible payment plans depending on the amount actually borrowed. Loan amounts are made up to a maximum 90% loan to value ratio taking into account all other liens on the property. Underwriting standards are virtually the same as for first mortgage loans and originations are not limited to borrowers for whom First Federal holds the first mortgage. At December 31, 1998, home equity loans and lines of credit totaled $8,313,000 or 7.0% of gross loans. The amount of such loans has increased in each of the last three years and First Federal intends to continue to actively solicit such loans, especially home equity lines of credit, in the future.

     First Federal makes a variety of other consumer loans that totaled $1,170,000, or 1.0% of gross loans outstanding as of December 31, 1998. Included in this total are loans to purchase consumer goods, loans secured by deposit accounts and unsecured personal loans. Underwriting standards for these loans vary based on the loan type but all consider the creditworthiness of the borrower and the value of underlying collateral, with secured loans limited to 90% of the value of the underlying collateral. Interest rates and maturities vary depending on the loan type as well. As with direct auto loans these types of loans are generally granted to customers with previous borrowings and or existing deposit accounts with First Federal.

     Commercial Business Lending. As previously noted, commercial business loans are emphasized under the current lending strategy though originations of these loans will be subject to strict guidelines. As of December 31, 1998, commercial business loans equaled $7,792,000, or 6.6% of gross loans, an increase of over $6,200,000 from year-end, 1997. The increase relates to a number of business projects not concentrated in any industry, business type or location to lessen the risk. Commercial business loans are secured by accounts receivable, inventory, capital stock or real estate of the business and are usually personally guaranteed by the business owners. Risks involved are similar to commercial real estate loans with loan repayment often dependent upon the business generating sufficient cash flow, but commercial business loans carry even more credit risk than commercial real estate loans due to the nature of the collateral underlying the loan. Commercial business loans usually have variable interest rates and maturities of five years or less.

     Loan Originations, Purchases and Sales. Since 1997, First Federal has originated most residential mortgage loans for sale in the secondary market. Previously, long-term, fixed-rate residential mortgages were usually sold at origination while fixed-rate, fixed-term residential mortgage loans with maturities of 15 years or less, adjustable rate and balloon loans were usually retained in the portfolio. Servicing rights are retained on loans sold to FNMA, which was about 21% of loans sold in 1998, and are not retained on loans sold to other investors. All loans are sold without recourse. In 1998, proceeds from sales of residential mortgage loans totaled $93,164,000. All sales in 1998 were on a loan-by-loan basis. In 1999, changes in underwriting methods may allow for sales of groups of loans at more beneficial pricing. No other changes in the origination and sale of residential mortgage loans are anticipated.
                                  -Page 16-
    In recent years, First Federal has not made a practice of purchasing whole loans or participations in loans originated by other financial institutions and has not sold participations in loans it originated. In 1997 one participation loan was purchased as First Federal joined with three other Central Illinois thrifts to underwrite a multi-building apartment complex mortgage loan. First Federal's original share of the loan was $2,800,000.
Due to monthly principal payments and repurchase of approximately 30% of the original participation amount by the lead lending institution, the outstanding balance at December 31, 1998 was $1,800,000. Similar purchases of participations in loans originated by other financial institutions will be considered in the future as one way to increase the amount of commercial real estate and commercial business loans. First Federal will also look to participate out portions of commercial real estate and commercial business loans originated in house when the loan amount exceeds the lending limit.

     Contractual Principal Repayments.  The following table sets forth information with respect to scheduled contractual maturity of loans receivable at December 31, 1998 (in thousands):
                                          Due after
                               Due in      One Year     Due After
                              One Year      Through       Five
                              or Less     Five Years      Years      Total
Mortgage Loans:
  One-to-four family          $10,454       $26,151     $20,557    $57,162
  Construction                  1,927            -           -       1,947
  Multi-family                    419         6,976       4,119     11,514
  Commercial real estate        1,772         8,241         716     10,729
    Total mortgage             14,592        41,368      25,392     81,352
Indirect auto loans             5,679        10,550         526     16,755
Other consumer loans
  Direct auto                     843         1,653          90      2,586
  Home equity                   4,634         3,077         602      8,313
  Other consumer                  933           232           5      1,170
    Total other consumer        6,410         4,962         697     12,069
Commercial business loans       3,368         4,348          76      7,792
Total loans                   $30,049       $61,228     $26,691   $117,968

Demand loans, loans having no stated schedule of repayment and no stated maturity and overdraft loans are reported as due in one year or less. Scheduled repayments are reported in the maturity category in which the payment is due.

     The amount of loans due after one year having predetermined interest rates and floating or adjustable interest rates is as follows (in thousands):
          Fixed         $70,166
          Adjustable     17,753

     Loan Commitments. At December 31, 1998, outstanding loan commitments totaled $479,000. Commitments are normally provided to prospective borrowers following approval of a residential mortgage loan application and indicate that at any time within a 30 day period from the date of approval, subject to satisfaction of certain specified conditions, the approved loan will be funded. Unused lines of credit totaled $8,826,000 at December 31, 1998. Of
                                  -Page 17-
this amount, $4,249,000 relates to home equity lines of credit and the remainder relates to various commercial business and commercial real estate lines of credit. In management's opinion, these commitments represent no more than normal lending risk and can be funded from normal sources.

     Loan Origination, Servicing and Other Fees. Origination fees are not collected on most loans but when such fees are collected, the amount is offset against certain direct loan origination costs, then deferred and recognized as an adjustment to interest income over the expected life of the loan. At December 31, 1998, deferred loan fees equaled $109,000. Certain costs paid by First Federal necessary for loan processing and closing, including credit reports, an independent appraisal and title insurance, are reimbursed by borrowers. Loans totaling $41,979,000 were serviced for others as of December 31, 1998. Servicing income of $157,000 was recorded in 1998. Fees may also be collected in connection with loan modifications, late payments, prepayments and for other miscellaneous loan related services. Such payments are recognized as non-interest income upon receipt.

     Loans to One Borrower. Under OTS regulations, First Federal is generally subject to the same loans-to-one borrower limits that apply to national banks. Generally, loans and extensions of credit at one time to one borrower (and certain related entities of the borrower) may not exceed 15% of First Federal's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus for loans fully secured by certain readily marketable collateral. First Federal's lending limit for loans to one borrower as of December 31, 1998 was approximately $2,667,000. As of the same date, First Federal had no single borrower with loans exceeding $2,487,000.

     Delinquencies. Borrowers with loans 30 days past due are initially notified by letter and then contacted by telephone by the collections officer or other loan personnel. These reminders cure most delinquencies with no legal action necessary. With respect to residential mortgage loans and consumer loans other than indirect auto loans, if the delinquency exceeds 90 days, measures to enforce remedies resulting from the default, including mailing a 30 day notice of the commencement of a foreclosure action or the repossession of collateral, are instituted. With respect to indirect auto loans, repossession of collateral is initiated if the loan is 60 days past due. Delinquencies on multi-family and commercial real estate and business loans are addressed on a case by case basis.
                                 -Page 18-

      The following table sets forth information with respect to loans past due 60-89 days and over 90 days at the dates indicated (in thousands):
                                            December 31,
                               1998             1997             1996
                           60-89  Over 90   60-89  Over 90   60-89  Over 90
                            Days    Days     Days    Days     Days    Days
Mortgage loans:
  One-to-four family        $299    $223     $215    $103     $288    $310
  Construction                85      -       100     112       -       -
  Multi-family                -       -        -       -        -       -
  Commercial real estate      -      129       -       -        -      333
    Total mortgage           384     352      315     215      288     643
Indirect auto loans           44      31       28      -        49      44
Other consumer loans
  Direct auto                  7      -        -       -        22       7
  Home equity                 -       14       -       11       13      -
  Other consumer              21      -        36      -         6      11
    Total other consumer      28      14       36      11       41      18
Commercial business loans     -       -        -       69       81      -
  Total                     $456    $397     $379    $295     $459    $705

  Percent of Gross Loans    0.38%   0.33%    0.31%   0.24%    0.42%   0.65%

     Non-Performing Assets. All loans 90 days or more past due are placed on non-accrual status unless such loans are adequately collateralized and in the process of collection. At December 31, 1998, 1997 and 1996, all loans 90 days or more past due were on non-accrual status. Interest income on such loans is recognized only upon cash receipt and such loans are returned to accrual status only after all contractually past due payments are brought current and management believes collection of outstanding principal and interest is not in doubt. Additional interest income that would have been recognized on non-accrual loans, had each been current, totaled $12,000, $9,000, and $40,000, respectively, in 1998, 1997 and 1996. In addition to non-accrual loans, other assets classified as non-performing include troubled debt restructuring, repossessed automobiles and certain real estate owned. Real estate owned includes property acquired through foreclosure, property upon which a judgment of foreclosure has been entered but for which no foreclosure sale has yet taken place, property which is in substance foreclosed and property acquired for investment purposes.

     As of December 31, 1998 and 1997, real estate owned consisted entirely of
property acquired for investment purposes.   At December 31, 1998, the largest
parcel of real estate owned was 30 acres of industrial property valued at $580,000 acquired in 1992. In 1998, First Federal transferred the land to Eagle via dividend. Eagle then entered into a joint venture agreement with a local developer in which Eagle agreed to contribute the land to the partnership and the developer will provide expertise in developing such projects. Under terms of the agreement, as parcels are developed and sold, Eagle will be repaid first until it has received 100% of the basis of the land contributed and then the remaining proceeds will be split between the partners. If any amounts are borrowed in the development process, such loans will be repaid before the remaining proceeds are split after Eagle is repaid for the land.
                                  -Page 19-
     Eagle also paid $25,000 in 1998 for a lot in LeRoy next to another lot already owned by First Federal. The previously owned lot was adjacent to First Federal's LeRoy office and was held for possible expansion of the facility. Since no plans for expansion were being considered, First Federal transferred the lot via dividend to Eagle, who combined the parcels and contributed the land as part of a joint venture agreement with another local developer. The developer constructed a three unit retail center on the property and has leased two of the three units. Eagle and the developer will share in the proceeds of the development.

     The following table sets forth information with respect to non-performing assets (in thousands):
                                                  December 31,
                                          1998        1997        1996
Mortgage loans:
  One-to-four family                      $223        $103        $310
  Construction                              -          112          -
  Multi-family                              -           -           -
  Commercial real estate                   129          -          333
    Total mortgage                         352         215         643
Indirect auto loans                         31          -           44
Other consumer loans
  Direct auto                               -           -            7
  Home equity                               14          11          -
  Other consumer                            -           -           11
    Total other consumer                    14          11          18
Commercial business loans                   -           69          -
  Total Non-Accrual Loans                  397         295         705

Real estate owned                          711         633         653
Troubled debt restructuring                 -           -           -
Repossessed automobiles                     27          49          76
  Total Non-Performing Assets           $1,135        $977      $1,434

  Percent of Total Assets                 0.63%       0.57%       0.83%

     Classified Assets. OTS regulations and First Federal policy require the review and classification of assets on a regular basis. First Federal performs such a review quarterly. Regulatory examiners also have the authority to review and, if appropriate, classify assets as part of their regular examination procedures. Problem assets can be classified as either substandard, doubtful or loss. Substandard assets have one or more defined weaknesses and the distinct possibility exists that a loss will be sustained if the weaknesses are not corrected. Doubtful assets have the weaknesses of substandard assets and, based on current information, the weaknesses make collection or liquidation in full questionable resulting in the high probability of loss. Loss assets are considered uncollectable and of such little value that continued treatment of the asset as an asset is not warranted. Insured institutions such as First Federal are required to establish a prudent general allowance for loan losses with respect to assets classified as substandard or doubtful. Assets classified as loss are required to either be charged-off or to be offset 100% with a specific allowance.
                                 -Page 20-

     The following table sets forth information with respect to the classification of assets as of December 31, 1998 (in thousands):
          Substandard assets                       $186
          Doubtful assets                             9
          Loss                                        -
            Total Classified Assets                $195

            Percent of Total Assets                0.11%

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

     Evaluation of the allowance for loan losses is undertaken at least quarterly. This evaluation includes a review of all loans for which full collectability is not reasonably assured and includes an estimation of the market value of collateral underlying problem loans, prior loss experience, economic conditions, overall portfolio quality and other factors. The allowance for loan losses, including general and specific reserves, are subject to review by the OTS, which can require First Federal to establish additional general or specific reserves. Provisions for loan losses are charged against earnings in the year established. Loan losses are charged against the allowance and recoveries of loans previously charged against the allowance are added back to the allowance.

     The provision for loan losses in 1998 was $240,000. This provision was deemed appropriate due to the change in composition of the loan portfolio even though the total loans outstanding and net charge-offs both decreased in 1998. The increase in multi-family, commercial real estate and commercial loans, which generally carry more risk than residential mortgage loans, to 25% of gross loans outstanding at December 31, 1998 from 11% at December 31, 1997 was the primary reason the provision for loan losses increased in 1998. Net charge-offs decreased to $160,000 in 1998 from $228,000 in 1997 due primarily to reduced charge-offs of indirect auto loans. Net charge-offs related to indirect auto loans should continue to decrease as the amount of such loans decreases. Management believes that the allowance for loan losses at December 31, 1998 is adequate though there can be no assurance as to the adequacy of the allowance or the need for additional provisions for loan losses that may adversely impact earnings of the Company.
                                  -Page 21-

     The following table sets forth information with respect to activity in the allowance for loan losses for the years indicated (in thousands):
                                        For the Year Ended December 31,
                                          1998        1997        1996
Allowance for loan loss at
  beginning of period                     $935        $923        $907

Provision for loan losses                  240         240         183

Charge-offs:
  Mortgage loans:
    One to four family                      -            7           1
    Construction                            -           -            -
    Multi-family                            -           -            -
    Commercial real estate                  -           -            -
      Total mortgage                        -            7           7
  Indirect auto loans                      144         197         145
  Other consumer loans
    Direct auto                              5          30          21
    Home equity                             -           -            -
    Other consumer                          21           5          11
      Total other consumer                  26          35          32
  Commercial business loans                 -           -            -
    Total charge-offs                      170         239         178

Recoveries:
  Mortgage loans:
    One to four family                      -           -            -
    Construction                            -           -            -
    Multi-family                            -           -            -
    Commercial real estate                  -           -            -
      Total mortgage                        -           -            -
  Indirect auto loans                       10          10          11
  Other consumer loans
    Direct auto                             -            1           -
    Home equity                             -           -            -
    Other consumer                          -           -            -
      Total other consumer                  -            1           -
  Commercial business loans                 -           -            -
    Total recoveries                        10          11          11

Net charge-offs                           (160)       (228)       (167)

Allowance for loan loss at
  end of period                         $1,015        $935        $923

Allowance for loan losses to gross
  loans outstanding at end of period      0.86%       0.76%        .85%

Net charge-offs to average loans
  outstanding during the period           0.13%       0.19%       0.17%

                                  -Page 22-

     The following table sets forth information with respect to the breakdown of the allowance for loan losses by loan category at the dates indicated
(amounts in thousands):
                                             December 31,
                                  1998            1997            1996
                               Loan  Percent  Loan  Percent  Loan  Percent
                               Loss    of     Loss    of     Loss    of
                              Amount  Loans  Amount  Loans  Amount  Loans
Mortgage loans:
  One to four family          $  292   0.51%   $382   0.49%   $352   0.52%
  Construction                    19   1.00      21   0.70       6   0.51
  Multi-family                   115   1.00      51   1.00      16   1.02
  Commercial real estate          89   0.83     123   1.81     127   3.32
    Total mortgage               515   0.63     577   0.62     501   0.67
Indirect auto loans              177   1.06     201   1.03     244   1.03
Other consumer loans
  Direct auto                     26   1.00      23   1.05      23   1.08
  Home equity                     64   0.77      29   0.50      36   0.73
  Other consumer                  12   1.03      29   1.77      15   1.01
    Total other consumer         102   0.85      81   0.84      74   0.87
Commercial business loans         31   0.40       8   0.50       6   0.52
Unallocated                      190     -       68     -       98     -
Total Allowance for Loan Loss $1,015   0.86%   $935   0.76%   $923   0.85%

Loan Loss Amount represents the portion of the allowance for loan loss allocated to each loan category. Percent of Loans represents the ratio of the allowance for loan loss for each category to the total amount of loans in the same category.

Investment Activities

     General. The Company is permitted under federal law to make investments in securities issued by the U.S. government, various federal agencies and state and municipal governments, in deposits at the Federal Home Loan Bank, in certificates of deposit and federal funds at federally insured institutions and in other earning assets within certain limitations. The Board of Directors has established and periodically reviews the investment policy, the objectives of which include holding investments that provide and maintain liquidity and generate a favorable return without incurring undue interest rate risk. At present, the investment securities portfolio includes mortgage-backed and related securities and securities issued or guaranteed by the U.S. government and various federal agencies. In recent years, no investment products designed to hedge interest rate risk, such as futures, options, swaps or other derivative securities, have been purchased or held. All investment securities are designated as 'available-for-sale' and are reported at fair value as of December 31, 1998. Investment securities can also be designated as 'trading securities' or 'held-to-maturity' according to Generally Accepted Accounting Principals and regulatory guidelines but no securities have been so designated in recent years.

     Mortgage-Backed and Related Securities. Mortgage-backed securities represent a participation interest in a pool of mortgages, the principal and interest payments of which are passed through intermediaries, who pooled and
                                  -Page 23-
repackaged the participation interest as securities, to investors. Intermediaries include quasi-governmental agencies such as Federal Home Loan Mortgage Corp. ('FHLMC'), Federal National Mortgage Association ('FNMA') and Government National Mortgage Association ('GNMA'), each of whom guarantees or insures payment of principal and interest to investors. By virtue of the guarantees, mortgage-backed securities generally increase the quality of the Company's assets. In addition, mortgage-backed securities can be used to collateralize borrowings or other obligations of the Company and are generally more liquid than mortgage loans. Mortgage loans with similar interest rates and maturities are normally pooled so that the characteristics of the mortgage-backed security, which will mirror the underlying mortgage loans, can be reasonably defined. Mortgage-backed securities can have fixed or adjustable interest rates.

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

     At December 31, 1998, mortgage-backed securities with a book value of $29,864,000 and a market value of $29,712,000 were held. Holdings of these securities increased significantly in 1998 due to investment of residential loan sale proceeds and reinvestment of funds received from U. S. government and agency securities that matured, were called or were sold. In addition, principal payments and sale proceeds of mortgage related securities were also reinvested in mortgage-backed securities.

     Mortgage related securities were created to reduce the prepayment risk associated with mortgage-backed securities. Collateralized mortgage obligations ('CMOs') and real estate mortgage investment conduits ('REMICs'), issued in a variety of legal forms by both quasi-government agencies and private entities, are aggregate pools of mortgage-backed securities or mortgage loans. Once combined, separate classes or tranches of individual securities are created each having designated priority to future cash flows. As principal and interest payments are received on the underlying pools or mortgage loans, the class or tranche with highest priority is first to receive such payments. Once a class or tranche is fully paid out, the cash flows are directed to the class or tranche with the next highest priority. Security purchasers can buy certain classes or tranches with reasonable expectation as to when principal will be repaid. Prepayment risk is reduced with CMOs and REMICs compared to mortgage-backed securities but is not eliminated since changes in the general level of interest rates can affect prepayment rates. The market value of CMOs and REMICs, most of which have fixed interest rates, can also be more affected by the general level of interest rates than adjustable rate mortgage-backed securities. At December 31, 1998, CMOs with a book value of $7,563,000 and a market value of $7,532,000 were held.

     Regulatory policy requires at least an annual 'stress' test of mortgage related securities to determine if price volatility under a 200 basis point interest rate shock for each security exceeds a benchmark 30 year mortgage-backed security. Securities that fail the stress test are considered high
                                  -Page 24-
risk and may only be purchased to reduce interest rate risk. Regulators can require institutions to dispose of such high risk securities. At December 31, 1998, First Federal held one mortgage-related security, with a book value of $293,000 and a market value of $291,000, that was considered high risk by virtue of failing the stress test. To date, the OTS has not required the disposal of the security, which has been held over 5 years.

     Other Investment Securities. First Federal also owns U.S. government and federal agency securities, commercial paper and stock in the Federal Home Loan Bank of Chicago. The commercial paper held was issued by U.S. corporations and was rated A1/P1. At December 31, 1998, other investment securities held had a book value of $12,613,000 and a market value $12,578,000.

     The table below sets forth information with respect to the amortized cost of investment securities at the dates indicated (in thousands):
                                                    December 31,
                                           1998         1997        1996
Mortgage-backed securities:
  Collateralized mortgage obligations    $ 7,563      $12,467     $18,125
  Other mortgage-backed                   29,864       12,296      19,685
U.S. government and agencies               8,141       12,642      15,181
Other securities                           3,222          395         447
FHLB stock                                 1,250        1,310         955
  Total investments, at amortized cost   $50,040      $39,110     $54,393

                                  -Page 25-

     The following table sets forth information with respect to the carrying value, weighted average yields and scheduled maturities of investment securities at December 31, 1998 (amounts in thousands):
                                              Over One        Over Five
                       One Year or Less    to Five Years    to Ten Years
                               Weighted          Weighted          Weighted
                       Carrying Average  Carrying Average  Carrying Average
                         Value   Yield     Value   Yield     Value   Yield
Mortgage-backed securities:
  Collateralized mortgage
    obligations         $   35   5.64%    $    -      -    $ 2,939   5.97%
  Other mortgage-backed  3,505   5.71      1,014   6.54      1,045   5.47
U.S. government and
  agencies               1,643   5.62          -      -      6,498   6.30
Other securities         2,983   5.78          -      -          -      -
FHLB stock                   -                 -      -          -      -
  Total Investments     $8,166   5.72%    $1,014   6.54%   $10,482   6.12%

                                Over Ten Years        Total
                                       Weighted          Weighted
                               Carrying Average  Carrying Average   Market
                                 Value   Yield     Value   Yield     Value
Mortgage-backed securities:
  Collateralized mortgage
    obligations                $ 4,589   5.43%   $ 7,563   5.64%   $ 7,532
  Other mortgage-backed         24,300   6.32     29,864   6.23     29,712
U.S. government and
  agencies                           -      -      8,141   6.16      8,153
Other securities                   239   2.00      3,222   5.50      3,175
FHLB stock                       1,250   6.75      1,250   6.75      1,250
Total Investments              $30,378   5.72%   $50,040   6.09%   $49,822

     With the exception of the U.S. government and federal agencies, as of December 31, 1998, the Company did not hold securities of any one issuer the aggregate total of which exceeded 10% of stockholder's equity.

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

     Deposit Accounts. First Federal offers a full line of demand account products. Non-interest bearing accounts feature unlimited check writing, no minimum balance and no service charge. NOW accounts earn interest and feature unlimited check writing, a Visa check debit card (to qualifying customers) and no service charge if the customer has a loan or other deposit account with First Federal or a minimum balance. Money market accounts have the same features as NOW accounts but earn higher interest with a tiered rate schedule under which higher balance accounts earn the highest rate. ATM cards are
                                 -Page 26-
available for qualifying customers on all accounts and First Federal operates ATMs at all but its new Lexington branch. Commercial accounts are also offered and in 1999, new commercial demand products will be available. Passbook savings accounts are available under two plans with higher interest earned on one plan with a minimum balance. Certificate of deposit accounts, with maturities of up to six years, are also offered. Interest rates offered on all accounts are reviewed by management and subject to change as deemed necessary. The flow of deposits is greatly influenced by general economic conditions, changes in money market and local interest rates and competition. Brokered deposits are not solicited or accepted.

     First Federal attracts and maintains deposit accounts, in part, because of its tradition of customer service and seventy-nine years as a locally owned and managed savings association. Locally competitive interest rates, convenient locations with hours of service designed to meet customer needs and membership in a nationwide ATM network are used by First Federal to attract customers.

     The following table sets forth information with respect to the average amount outstanding and the weighted average rate paid on the categories of deposit accounts listed for the years indicated (amounts in thousands):
                                  For the Year Ended December 31,
                              1998             1997              1996
                                Average          Average           Average
                        Average  Rate    Average   Rate    Average   Rate
                        Balance  Paid    Balance   Paid    Balance   Paid
Demand Accounts:
  Non-interest bearing $    552  0.00%   $   786   0.00%   $   549   0.00%
  NOW                    11,129  2.44      6,751   1.96      5,338   1.80
  Money market            2,081  2.79      2,438   2.87      2,964   2.87
  Passbook               15,599  3.52     15,832   3.66     15,462   3.73
    Total Demand         29,361  3.05     25,807   3.12     24,313   3.13

Certificate of Deposit Accounts:
  6 months or less        7,882  5.01      8,075   5.10      9,335   4.95
  7 to 12 months         22,460  5.43     23,400   5.44     27,011   5.71
  13 to 24 months        20,247  5.81     20,532   5.91     18,390   6.17
  25 to 36 months        21,720  6.02     22,642   6.04     27,509   5.94
  37 to 60 months        14,386  6.34     13,116   6.29     12,077   6.30
  Over 60 months         10,373  6.52     10,236   6.63     10,117   6.61
  Jumbo                   6,977  5.99      8,490   6.16      7,420   6.31
    Total Certificates  104,045  5.87    106,491   5.90    111,859   5.97

    Total Deposits     $133,406  5.26%  $132,298   5.37%  $136,172   5.48%

      Jumbo time certificates of deposit require minimum deposits of $100,000 with negotiated interest rates and terms and are not automatically renewable. Other certificates of deposit over $100,000 are not classified as Jumbo certificates of deposit if the interest rates and terms were the same as offered on certificates of deposit of less than $100,000. Such certificates of deposit can also be automatically renewed. The total of these certificates of deposit at December 31, 1998 was $5,804,000.
                                  -Page 27-

     The following table sets forth information with respect to the maturity of
Jumbo time certificates of deposit as of December 31, 1998 (in thousands):
                                                 Amount
Due in three months or less                      $1,750
Due in over three through six months                603
Due in over six through twelve months               750
Due in over twelve months                         3,347

     In July, 1995, First Federal ended a time deposit attraction marketing program that ran for seven months and attracted over $15,000,000 in new time deposits. The higher rates paid on the new certificates resulted in an increase in the cost of funds as the average rate paid on certificates increased to 5.81% in 1995 from 4.64% in 1994. Since then, efforts to reduce the cost of funds, including the use of FHLB advances as a funding source, not offering special rates at maturity on the certificates attracted as part of the marketing program and increasing balances of lower cost demand and savings deposits, have been made.

     The following table sets forth information with respect to the amounts and remaining maturities of certificates of deposit at December 31, 1998
(in thousands):
                                     Amount due in
             Under 3    4-6      7-12      1-2      2-3   Over 3
              Months   months   months    years    years   years     Total
Under 5%     $ 2,769  $ 2,429  $ 4,196   $    26  $   -   $   -   $  9,420
5.01% to 6%   17,527    8,665   18,744    13,272   4,618   3,751    66,577
6.01% to 7%    1,770    1,393      610     4,803   1,570   2,891    13,037
Over 7.01%     3,385    3,303       -      6,559      -      166    13,413
  TOTAL      $25,451  $15,790  $23,550   $24,660  $6,188  $6,808  $102,447

     Borrowings. Prior to 1996, First Federal relied on Federal Home Loan Bank ('FHLB') advances only in the event of a reduction in available funds from other sources. In 1996, FHLB advances were used to fund loan originations rather than more traditional sources of funds due to the lower cost of the advances relative to similar term certificates of deposit. Since then, First Federal has continued to use FHLB advances as a source of funds. In the first quarter of 1998, new advances were obtained to prefund repayment of advances that matured in the second quarter in an effort to reduce the average cost of borrowed funds. The new advances had an average cost 140 basis less than the maturing advances. The average cost of all advances decreased to 5.37% in 1998 from 5.89% in 1997 and the average rate at year-end, 1998 was 5.05% compared to 5.74% at year-end, 1997.

     The change in lending strategy in 1997, namely the decision of sell most residential mortgage originations, has reduced the dependence on advances as a source of funds. Advances are available with a variety of terms including fixed or variable rate and open line or fixed maturity. Some fixed maturity advances allow prepayments under certain conditions or are subject to periodic call. At December 31, 1998, all FHLB advances were fixed rate and totaling $25,000,000. All advances had fixed maturity dates and were subject to periodic call at various dates. All advances are secured by stock in the FHLB and a blanket floating lien on First Federal's one-to-four family residential mortgage loans. The FHLB determines the creditworthiness of and sets a credit limit for each institution.
                                  -Page 28-

     The following table sets forth information with respect to FHLB advances at the end of and during the periods indicated (amounts in thousands):
                                 At and For the Year Ended December 31,
                                        1998              1997
Balance on December 31                $25,000           $18,000
Highest month-end balance              27,000            21,050
Average balance during the year        22,917            17,905
Average rate during the year             5.37%             5.89%
Average rate at year-end                 5.05%             5.74%

     During 1996, First Federal entered into repurchase agreements under which funds were borrowed in exchange for investment securities pledged to and held by counterparties. No such agreements were in effect at any time in 1997 or 1998. In certain circumstances, repurchase agreements may be used as a source of funds in the future but there are no plans to make frequent use of this source of funds.

     At December 31, 1998, the Company had 48 full-time and 19 part-time employees none of whom were represented by a union or collective bargaining group. The Company considers its relations with employees to be satisfactory.

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

Recent Legislative and Regulatory Developments

     Deposit Insurance Reform Legislation. On September 30, 1996, President Clinton signed the Deposit Insurance Funds Act of 1996 ('DIFA') that was part of the omnibus spending bill enacted by Congress at the end of its 1996 session. DIFA mandated that the FDIC impose a special assessment on the SAIF-assessable deposits of each insured depository institution at a rate applicable to all such institutions that the FDIC determined would cause the SAIF to achieve its designated reserve ratio of 1.25 percent as of October 1, 1996. The assessment was based on the amount of SAIF-insured deposits owned by each institution as of March 31, 1995, the record date established in the original drafts of the legislation.
                                  -Page 29-
     On October 10, 1996, the FDIC adopted a final rule governing the payment of the SAIF special assessment. The FDIC imposed a special assessment in the amount of 65.7 basis points. The SAIF special assessment was due by November 27, 1996. First Federal's portion of this special assessment amounted to $875,000 on a pre-tax basis. First Federal paid this amount to the FDIC during its fiscal third quarter ended September 30, 1996, as mandated by the Financial Accounting Standards Board that ruled that the SAIF special assessment should be recorded as an ordinary non-interest expense for the quarter ended September 30, 1996 for calendar year reporting institutions. DIFA also confirmed that the special assessment is tax deductible.

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

     FICO Bond Payments. Before DIFA, federal regulators and thrift industry trade groups were predicting that a default would occur on the FICO Bonds (bonds issued in the late 1980s to recapitalize the Federal Savings and Loan Insurance Corporation) as SAIF-assessable deposits continued to decline. DIFA amends The Federal Home Loan Bank Act to impose the FICO assessment against both SAIF and BIF deposits beginning after December 31, 1996. But the assessment imposed on insured depository institutions with respect to any BIF-assessable deposit is assessed at a rate equal to one-fifth of the rate (approximately 1.3 basis points) of the assessments imposed on insured depository institutions with respect to any SAIF-assessable deposit
(approximately 6.7 basis points).   The FICO assessment for 1996 was paid
entirely by SAIF-insured institutions. BIF-insured banks will pay the same FICO assessment as SAIF-insured institutions beginning as of the earlier of December 31, 1999 or the date as of which the last savings association ceases to exist.

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

     Relaxation of the Qualified Thrift Lender Test. In September 1996, the Economic Growth and Regulatory Paperwork Reduction Act of 1996 became law (the 'Economic Growth Act of 1996'). In the past, savings associations were required to satisfy a qualified thrift lender test ('QTL' test) by maintaining 65 percent of their portfolio assets (defined as all assets minus intangible assets, property used by the association in conducting its business and liquid assets equal to 20% of total assets) in certain 'qualified thrift investments' (primarily residential mortgages and related investments, including certain mortgage-backed securities) on a monthly basis in nine out of every twelve months.
                                  -Page 30-
     The Economic Growth Act of 1996 liberalized the QTL test for savings associations by permitting them to satisfy a similar-but-different 60 percent asset test under the Internal Revenue Code. Alternatively, savings associations may meet the QTL test by satisfying a more liberal 65 percent asset test that allows an institution to include small business, credit card and education loans as qualified investments for purposes of the test. Furthermore, consumer loans now count as qualified thrift investments up to 20 percent of portfolio assets. On November 27, 1996, OTS issued an interim final rule that implements provisions of the Economic Growth Act of 1996, including the amended QTL test.

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

     Capital Distribution. Effective April 1, 1999 the OTS revised its capital distribution regulation. Under the revised regulation, institutions that are not subsidiaries of a savings and loan holding company can qualify for a capital distribution without a notice or application to OTS, if they meet certain conditions, including retaining a well capitalized designation following the distribution and having CAMELS and compliance ratings of 1 or 2. Other institutions either have to notify OTS or obtain the OTS's approval, depending on the condition of the institution and the amount and nature of the capital distribution, but such institutions may now file a schedule of proposed capital distributions for a year at a time, rather than filing separate notices.

     TB 13a. On December 1, 1998, the OTS adopted comprehensive guidance, in the form of Thrift Bulletin 13a (TB 13a), covering interest rate risk, investment securities and the use of financial derivatives. TB 13a replaces seven prior OTS thrift bulletins covering these and related topics. The OTS also updated its regulations with a new rule (effective January 1, 1999) on forward commitments, futures transactions and financial options transactions. The new rule, which is designed to work with TB 13a, establishes general requirements applicable to all derivative instruments, sets forth
                                 -Page 31-
responsibilities of the board of directors and management with respect to financial derivatives and makes clear that reducing risk exposure should be the primary reason for entering into a derivative transaction. TB 13a provides guidelines for evaluating an institution's risk management, identifies a set of 'sound practices' for consideration of management and describes the qualitative and quantitative guidelines the OTS will use in assessing an institution's current exposure to interest rate changes and its ability to manage that exposure effectively. The OTS will use the results of its NPV model to measure an institution's current exposure. Under TB 13a, an institution's board of directors should establish interest rate risk limits in terms of its capital position (its economic capital-to-assets ratio). Investment securities and derivatives, especially those with the potential to alter significantly an institution's risk profile, should be evaluated on the basis of their impact on the institution's economic capital. Institutions with greater capacity to absorb potential losses will have greater latitude in using derivatives and other complex financial instruments.

Federal-Savings-Association Regulation

     Business Activities. The activities of savings associations are governed by the Home Owners' Loan Act, as amended (the 'HOLA'), and, in certain respects, the Federal Deposit Insurance Act (the 'FDI Act'). The OTS and the FDIC promulgate regulations implementing other provisions of HOLA and the FDI Act.

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

     Loans to One Borrower. Under HOLA, savings associations are generally subject to the national bank limits regarding loans to one borrower. Generally, savings associations may not make a loan or extend credit to a single or related group of borrowers in excess of 15 percent of the association's unimpaired capital and surplus, where the borrowing is not fully secured by readily-marketable collateral. An additional amount may be lent, equal to 10 percent of the association's unimpaired capital and surplus, if such additional borrowing is secured by readily-marketable collateral at least equal to the amount of such additional funds. At December 31, 1998, First Federal had not originated loans and had no outstanding commitments that exceeded the loans to one borrower limit at the time made or committed.

     Brokered Deposits.   Well-capitalized savings associations that are not
troubled are not subject to brokered deposit limitations.   Adequately-
capitalized associations are able to accept, renew or roll over brokered deposits but only (i) with a waiver from the FDIC and (ii) subject to the limitation that they do not pay an effective yield on any such deposit that exceeds by more than (a) 75 basis points the effective yield paid on deposits of comparable size and maturity in such association's normal market area for deposits accepted in its normal market area or (b) 120 basis points of the current yield on similar maturity U.S. Treasury obligations or, in the case of any deposit at least half of which is uninsured, 130 percent of such Treasury yield. Undercapitalized associations are not permitted to accept brokered deposits and may not solicit deposits by offering an effective yield that
                                 -Page 32-
exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the association's normal market area or in the market area in which such deposits are being solicited. First Federal is not presently soliciting brokered deposits.

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

     Federal Home Loan Bank System. First Federal is a member of the FHLB System, which consists of 12 regional FHLB's. The FHLB provides a central credit facility primarily for member associations. First Federal, as a member of the FHLB-Chicago, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1 percent of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB-Chicago, whichever is greater. First Federal is in compliance with this requirement, with an investment in FHLB-Chicago stock at December 31, 1998, of $1,250,000. FHLB advances must be secured by specified types of collateral and may be obtained only for the purpose of purchasing or funding new residential housing finance assets.

     OTS Capital Requirements. The OTS capital regulations require savings associations to meet three capital standards: a 1.5 percent tangible capital standard, a 3 percent leverage ratio (or core capital ratio) and an 8 percent risk-based capital standard.

     Tangible capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related earnings, certain nonwithdrawable accounts and pledged deposits of mutual savings associations, and minority interests in equity accounts of fully consolidated subsidiaries, less intangible assets (other than certain mortgage servicing rights) and certain equity and debt investments in nonqualifying subsidiaries (as hereinafter defined).
                                 -Page 33-
     Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual savings associations, certain amounts of goodwill resulting from prior regulatory accounting practices, less intangible assets (other than mortgage servicing rights) and certain equity and debt investments in nonqualifying subsidiaries.

     The OTS capital regulation requires that in meeting the leverage ratio, tangible and risk-based capital standards, savings associations must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank (a "nonqualifying subsidiary"). At December 31, 1998, First Federal did not own a nonqualifying subsidiary.

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

     The components of core capital are equivalent to those discussed above under the 3 percent leverage standard. The components of supplementary capital include cumulative preferred stock, long-term perpetual preferred stock, mutual capital certificates, certain nonwithdrawable accounts and pledged deposits, certain net worth certificates, income capital certificates, certain perpetual subordinated debt, mandatory convertible subordinated debt, certain intermediate-term preferred stock, certain mandatorily redeemable
                                  -Page 34-
preferred stock, allowance for loan and lease losses (up to 1.25 percent of risk-weighted assets) and certain unrealized gains on equity investments. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25 percent. Overall, the amount of capital counted toward supplementary capital cannot exceed 100 percent of core capital. At December 31, 1998, First Federal met each of its capital requirements.

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

     Insurance of Deposit Accounts. The FDIC has established a risk-based assessment system for insured depository associations that takes into account the risks attributable to different categories and concentrations of assets and liabilities. Under the rule, the FDIC assigns an association to one of three capital categories consisting of (i) well capitalized, (ii) adequately capitalized or (iii) undercapitalized, and one of three supervisory subcategories. The supervisory subgroup to which an association is assigned is based on a supervisory evaluation provided to the FDIC by the association's primary federal regulator and information which the FDIC determines to be
                                  -Page 35-
relevant to the association's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the association's state supervisor). An association's assessment rate depends on the capital category and supervisory category to which it is assigned. There are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates range from 23 basis points for an association in the highest category (i.e., well-capitalized and healthy) to 31 basis points for an association in the lowest category (i.e., undercapitalized and of substantial supervisory concern).

     Limitation on Capital Distributions. The OTS regulations impose limitations upon all capital distributions by savings associations, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another association in a cash-out merger and other distributions charged against capital. The regulations establish three tiers of associations. An association that exceeds all fully phased-in capital requirements before and after the proposed capital distribution ("Tier 1 Association") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year up to the higher of
(a) 100 percent of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (b) 75 percent of its net reserve over the most recent four-quarter period. Any additional capital distributions would require prior regulatory approval. In computing the association's permissible percentage of capital distributions, previous distributions made during the prior four quarter period must be included. As of December 31, 1998, First Federal met the requirements of a Tier 1 Association. In the event First Federal's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the First Federal's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any association, which would otherwise be permitted by regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. Moreover, under the OTS prompt corrective action regulations, First Federal would be prohibited from making any capital distribution if, after the distribution, First Federal would have, (i) total risk-based capital ratio of less than 8 percent, (ii) Tier 1 risk-based capital ratio of less than 4 percent, or (iii) a leverage ratio of less than 4 percent or has a leverage ratio that is less than 3 percent if the association is rated composite 1 under the CAMEL rating system in the most recent examination of the association and is not experiencing or anticipating significant growth.

     Community Reinvestment. The OTS, the FDIC, the Federal Reserve Board and the OCC have jointly issued a final rule (the "Final Rule") under the Community Reinvestment Act (the "CRA"). The Final Rule eliminates the existing CRA regulation's twelve assessment factors and substitutes a performance based evaluation system. The Final Rule became effective by July 1, 1997. Under the Final Rule, an institution's performance in meeting the credit needs of its entire community, including low- and moderate-income areas, as required by the CRA, will generally be evaluated under three tests: the "lending test," the "investment test," and the "service test."
                                  -Page 36-
     The lending test analyzes lending performance using five criteria: (i) the number and amount of loans in the institution's assessment area, (ii) the geographic distribution of lending, including the proportion of lending in the assessment area, the dispersion of lending in the assessment area, and the number and amount of loans in low-, moderate-, middle-, and upper-income areas in the assessment area, (iii) borrower characteristics, such as the income level of individual borrowers and the size of businesses or farms, (iv) the number and amount, as well as the complexity and innovativeness of an institution's community development lending and (v) the use of innovative or flexible lending practices in a safe and sound manner to address the credit needs of low- or moderate-income individuals or areas. The investment test analyzes investment performance using four criteria: (i) the dollar amount of qualified investments, (ii) the innovativeness or complexity of qualified investments, (iii) the responsiveness of qualified investments to credit and community development needs, and (iv) the degree to which the qualified investments made by the institution are not routinely provided by private investors. The service test analyzes service performance using six criteria:
(i) the institution's branch distribution among low-, moderate-, middle-, and upper-income areas, (ii) its record of opening and closing branches, particularly in low- and moderate-income areas, (iii) the availability and effectiveness of alternative systems for delivering retail banking services,
(iv) the range of services provided in low-, moderate-, middle- and upper-income areas and extent to which those services are tailored to meet the needs of those areas, (v) the extent to which the institution provides community development services, and (vi) the innovativeness and responsiveness of community development services provided.

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

     Transactions with Related Parties. First Federal's authority to engage in transactions with related parties or "affiliates," (i.e., any company that controls or is under common control with an association) including the Corporation and its non-savings-association subsidiaries or to make loans to certain insiders, is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Subsidiaries of a savings association are generally exempted from the definition of "affiliate." Section 23A limits the aggregate amount of transactions with any individual affiliate to 10 percent of the capital and surplus of the savings association and also limits the aggregate amount of transactions with all affiliates to 20 percent of the savings association's capital and surplus. Certain transactions with
                                 -Page 37-
affiliates are required to be secured by collateral in an amount and of a type described in the FRA and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the association as those prevailing at the time for comparable transactions with non-affiliated companies. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to non-affiliated companies. Notwithstanding Sections 23A and 23B, no savings association may lend to any affiliate that is engaged in activities that are not permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act ("BHC Act"). Further, no savings association may purchase the securities of any affiliate other than a subsidiary.

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

     Standards for Safety and Soundness.   The federal banking regulators
adopted interagency guidelines establishing standards for safety and soundness for depository institutions on matters such as internal controls, loan documentation, credit underwriting, interest-rate risk exposure, asset growth, compensation and other benefits and asset quality and earnings. The agencies expect to request a compliance plan from an institution whose failure to meet
                                  -Page 38-
one or more of the standards is of such severity that it could threaten the safe and sound operation of the institution.

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

     The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from (i) acquiring control of, or acquiring by merger or purchase of assets, another savings association or holding company thereof, without prior written approval of the OTS; (ii) acquiring or retaining, with certain exceptions, more than 5 percent of a non-subsidiary savings association, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA; or (iii) acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings associations, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.
                                 -Page 39-
     As a unitary savings and loan holding company, Eagle generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that its savings association subsidiary continues to satisfy the QTL test. Upon any acquisition by Eagle of another SAIF-insured institution (other than the Corporation), a federal savings bank insured by the BIF, or a state-chartered BIF-insured savings bank meeting the QTL test that is deemed to be a savings institution by OTS, except for a supervisory acquisition, Eagle would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA, as amended by the FIRREA, limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the BHC Act, subject to the prior approval of the OTS, and activities in which multiple savings and loan holding companies were authorized by regulation to engage in on March 5, 1987. Such activities include mortgage banking, consumer finance, operation of a trust company, and certain types of securities brokerage. The services and activities in which multiple holding companies were authorized to engage in on March 5, 1987 generally correspond to the activities which are permitted for service corporations of federally-chartered savings institutions.

Executive Officers of the Registrant

     The following are the executive officers of the Company, each of whom is elected annually, and there are no arrangements or understandings between any of the persons so named and any other person pursuant to which such person was elected as an executive officer.
Name                    Age  Positions with Registrant
Donald L. Fernandes      41  President, Chief Executive Officer and Director
                             of Eagle since formation of the Company in 1996.
                             Chairman of the Board and Chief Executive Officer
                             Of First Federal since August, 1997.  From
                             August, 1995 to August, 1997, President and Chief
                             Executive Officer of First Federal.  Senior Vice
                             President and Chief Financial Officer of First
                             Federal prior thereto.

David R. Wampler         38  Vice President and Director of Eagle since
                             August, 1997.  President and Director of First
                             Federal since August, 1997.  From July, 1993
                             through July, 1997, President of Central Illinois
                             Bank of McLean County.  Commercial Lending
                             Officer for Bank One, Bloomington, prior thereto.

Larry C. McClellan       44  Vice President - Operations of First Federal
                             since August, 1995.  Controller of First Federal
                             prior thereto.

Gary L. Richardson       46  Vice President - Lending of First Federal since
                             February, 1993.  Senior Consumer Lending Officer
                             for First of America Bank-Illinois, NA,
                             Bloomington prior thereto.
                                  -Page 40-
James E. Lyons           39  Vice President - Finance of First Federal since
                             March, 1998.  From October, 1995 to March, 1998,
                             Assistant Vice President of First Federal.
                             Assistant Vice President of Commerce Bank prior
                             thereto.

Donald L. Lambert        38  Vice President - Retail Banking Services of First
                             Federal since November, 1998.  Vice President -
                             Business Development of Pontiac National Bank
                             From January, 1997 to November, 1998.  Vice
                             President - Farm Manager of Pontiac National
                             Bank prior thereto.

Item 2.  PROPERTIES

     The Company conducts its business through four full-service offices. The main office is located at 301 Fairway Drive, Bloomington, Illinois. All offices are owned in fee and are unencumbered with the exception of the Lexington branch, which opened in December, 1998 in an office building shared with an insurance agency. The owner of the insurance agency owns the building, which First Federal paid to renovate. First Federal signed a three year lease in August, 1998 and has an option to renew. The Company believes that its current facilities are adequate to meet its present and foreseeable needs.

                                              Date         Net Book Value
Office                                      Acquired     December 31, 1998
                                                           (in thousands)
Main Office
  301 Fairway Drive
  Bloomington, Illinois 61701                 1981            $1,213
Veterans Parkway Branch
  1111 South Veterans Parkway
  Bloomington, Illinois  61701                1994             1,272
LeRoy Branch
  207 South East Street
  LeRoy, Illinois 61752                       1983               220
Lexington Branch
  302 West Main Street
  Lexington, Illinois 61753                   1998               114

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders through a solicitation of proxies or otherwise in the quarter ended December 31, 1998.
                                  -Page 41
                                  PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The information called for by this item is incorporated by reference to 'Common Stock - Market Information' on page 37 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1998.

Item 6.  SELECTED FINANCIAL DATA

     The information called for by this item is incorporated by reference to 'Financial Highlights' on page 1 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1998.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information called for by this item is incorporated by reference to 'Management's Discussion and Analysis' on pages 2 through 9 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1998.

Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information called for by this item is incorporated by reference to 'Management's Discussion and Analysis' on pages 2 through 9 of the Corporation's Annual Report to Stockholders for the year ended December 31, 1998.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements of the Corporation and its subsidiaries included in the Corporation's Annual Report to Stockholders for
the year ended December 31, 1998 are incorporated herein by reference.
                                                             1998 Annual
                                                            Report Page(s)
Report of Independent Auditors                                    10

Consolidated Statements of Condition as of
     December 31, 1998 and 1997                                   11

Consolidated Statements of Income for the Years
     Ended December 31, 1998, 1997 and 1996                       12

Consolidated Statements of Cash Flows for the Years
     Ended December 31, 1998, 1997 and 1996                     14-15

Consolidated Statements of Changes in Stockholders' Equity
     For the Years Ended December 31, 1998, 1997 and 1996         13

Notes to Consolidated Financial Statements                      16-36

                                  -Page 42-
Note 13 of Notes to Consolidated Financial Statements titled 'Quarterly Financial Data' on pages 33 and 34 of the Corporation's 1998 Annual Report to Stockholders for the year ended December 31, 1998 is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The information called for by this item with respect to directors and director nominees is presented in Eagle's Notice and Proxy Statement dated March 22, 1999 on pages 4 and 5 under the caption 'Proposal 1 - Election of Directors' and on page 13 under the caption 'Section 16(a) Beneficial Ownership Reporting Compliance' and is incorporated herein by reference.

     The information called for by this item with respect to executive officers is included under the caption 'Executive Officers of the Registrant' under Item 1 of this Form 10-K on page 40.

Item 11.  EXECUTIVE COMPENSATION

     The information called for by this item is presented in Eagle's Notice and Proxy Statement dated March 22, 1999 on pages 6 through 10 under the caption 'Executive Compensation' and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this item is presented in Eagle's Notice and Proxy Statement dated March 22, 1999 on pages 2 through 4 under the caption 'Voting Securities and Principal Holders Thereof' and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this item is presented in Eagle's Notice and Proxy Statement dated March 22, 1999 on page 9 under the caption 'Compensation Committee Interlocks and Insider Participations' and is incorporated herein by reference.

                                 PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

          1. Financial Statements - The financial statements required by this item are listed under Item 8 of Part II of this document.

          2. Financial Statement Schedules - The financial statement schedules required by this item are either not applicable or are included in the financial statements.
                                  -Page 43-
          3. Exhibits - The exhibits listed on the Exhibit Index beginning on page 45 of this Form 10-K are filed herewith or are incorporated herein by reference to other Filings.

     (b) Reports on Form 8-K:

         No reports on Form 8-K filed during the quarter ended December 31, 1998.


                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             EAGLE BANCGROUP, INC


               Date: March 26, 1999          By: /s/ Donald L. Fernandes
                                             ---------------------------
                                             DONALD L. FERNANDES,
                                             President and Chief
                                             Executive Officer
                                  -Page 44-
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title                         Date

                              President, Chief Executive
/s/ Donald L. Fernandes       Officer, Director, Chief      March 26, 1999
-----------------------       Financial Officer and
  DONALD L. FERNANDES         Principal Accounting Officer

/s/ Gerald A. Bradley         Chairman of the Board         March 26, 1999
---------------------
  GERALD A. BRADLEY

/s/ David R. Wampler          Vice President and Director   March 26, 1999
--------------------
  DAVID R. WAMPLER

/s/ Robert P. Dole            Director                      March 26, 1999
------------------
  ROBERT P. DOLE

/s/ William J. Hanfland       Director                      March 26, 1999
-----------------------
  WILLIAM J. HANFLAND

/s/ Louis F. Ulbrich          Director                      March 26, 1999
--------------------
  LOUIS F. ULBRICH

/s/ Steven J. Wannemacher     Director                      March 26, 1999
-------------------------
  STEVEN J. WANNEMACHER

                                  EXHIBIT INDEX
Item                      Exhibit                                       Page
3. Articles of            3.1  Certificate on Incorporation of
Incorporation and              Registrant as filed in Delaware on
Bylaws                         January 24, 1996 (1)

                          3.2  Bylaws of Registrant as adopted by the
                               Board of Directors of Registrant on
                               January 25, 1996 (1)

4. Instruments defining   4.1  Specimen Stock Certificate of
the rights of holders,         Registrant (1)
including indentures
                          4.2  Articles IV, V, VI, VII, XI, XII, XIII,
                               XIV, XVI, and XVII of the Registrant's
                               Certificate of Incorporation (See
                               Exhibit 3.1)
                                  -Page 45-
                          4.3  Articles II, III, IV, VIII and XI of
                               the Registrant's Bylaws (See
                               Exhibit 3.2)

10. Material contracts   10.1  First Federal Savings and Loan
                               Association of Bloomington Employee
                               Stock Ownership Plan (1)

                         10.2  Credit Agreement between Registrant
                               and First Federal Savings and Loan
                               Association of Bloomington Employee
                               Stock Ownership Plan (1)

                         10.3  Eagle BancGroup, Inc. 1996 Stock
                               Option and Incentive Plan (2)

                         10.4  Eagle BancGroup, Inc. Management
                               Development and Recognition Plan
                               and Trust Agreement (2)

                         10.5  Deferred Compensation Agreement,
                               dated as of September 22, 1992,
                               between First Federal Savings and
                               Loan Association of Bloomington
                               and Donald L. Fernandes (1)

                         10.6  Employment Security Agreement, dated
                               as of July 1, 1996, between the
                               Registrant and Larry C. McClellan          48

                         10.7  Employment Security Agreement, dated
                               as of July 8, 1996, between the
                               Registrant and Gary L. Richardson          53

                         10.8  Employment Agreement, dated as of October
                               23, 1998, among Eagle BancGroup, Inc.,
                               First Federal Savings and Loan Association
                               of Bloomington and Donald L. Fernandes     58

                         10.9  Employment Agreement, dated as of October
                               23, 1998, among Eagle BancGroup, Inc.,
                               First Federal Savings and Loan Association
                               of Bloomington and David R. Wampler        68

                         10.10 Employment Security Agreement, dated as
                               of October 23, 1998, between the
                               Registrant and James E. Lyons              78

                         10.11 Employment Security Agreement, dated as
                               of November 30, 1998, between the
                               Registrant and Donald L. Lambert           82

13. Annual report to     13.1  1998 Annual Report to
security holders               Stockholders                               87
                                   -Page 46-
21. Subsidiaries of      21.1  List of subsidiaries of the
the registrant                 Registrant                                128

23. Consent of experts   23.1  Consent of McGladrey & Pullen, LLP        129
and counsel
                         23.2  Consent of Ernst & Young LLP              129

27. Financial Data       27.1  Financial Data Schedule as of
Schedule                       December 31, 1999

99. Additional exhibits  99.1  Report of Independent Auditors            129

<F1>
 Incorporated by reference to Exhibits filed with the Registration Statement on Form S-1, Registration No. 333-2474.
<F2>
 Incorporated by reference to Notice and Proxy Statement for Special Meeting of Stockholders dated January 10, 1997, filed January 9, 1997.
                                  -Page 47-