Form 10-Q
period 1999-03-31
EAGLE BANCGROUP INC
filed 1999-05-13
CIK 1010856

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

                             FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the period ended March 31, 1999
                Commission File Number: 000-20739

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

     As of May 10, 1999, there were 1,067,456 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

Eagle BancGroup, Inc.
Consolidated Statements of Condition
(amounts in thousands)

                                       March 31, 1999    December 31, 1998
ASSETS
Cash and due from banks                     2,956                 1,084
Fed funds sold and overnight deposits       8,770                 7,653
Investment securities                       8,756                11,307
Mortgage backed securities                 41,306                37,244
Federal Home Loan Bank stock                1,270                 1,271
Loans, net                                114,964               116,551
Premises and equipment                      2,804                 2,819
Other assets                                2,121                 2,172
                                          -------               -------
     Total Assets                         182,947               180,101
                                          =======               =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                  137,109               134,091
FHLB advances                              25,000                25,000
Other liabilities                           1,304                 1,313
                                          -------               -------
     Total Liabilities                    163,413               160,404
                                          -------               -------

Capital stock                                  13                    13
Paid in capital                            12,497                12,456
Retained earnings                          11,345                11,189
Treasury stock                             (4,070)               (3,817)
Accumulated other comprehensive income       (251)                 (144)
                                          -------               -------
     Total Stockholders' Equity            19,534                19,697
                                          -------               -------
     Total Liabilities and
          Stockholders' Equity            182,947               180,101
                                          =======               =======

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

Eagle BancGroup, Inc.
Consolidated Statements of Income (unaudited)
(amounts in thousands except per share data)

                                            For the Three Months Ended
                                                    March 31,
                                             1999                1998
Interest income:
  Interest and fees on loans                 2,332               2,381
  Investment securities and other
    interest earning assets                    241                 285
  Mortgage backed securities                   532                 378
  Federal funds sold                            52                  49
                                             -----               -----
Total Interest Income                        3,157               3,093
                                             -----               -----
Interest expense:
  Deposits:
    Passbook                                   124                 139
    MMDA and NOW                               113                  71
    Certificates of deposit                  1,417               1,519
  Borrowings                                   316                 328
                                             -----               -----
Total Interest Expense                       1,970               2,057
                                             -----               -----
Net Interest Income Before
  Provision for Loan Losses                  1,187               1,036

Provision for loan losses                       60                  60
                                             -----               -----
Net Interest Income After
  Provision for Loan Losses                  1,127                 976

Non-interest income:
Gains on loans sold                            241                 237
Other                                          102                  82
                                             -----               -----
Total Non-Interest Income                      343                 319

Non-interest expense:
Salaries and employee benefits                 630                 568
Net occupancy expense                          171                 138
Federal deposit insurance expense               20                  20
Data processing expense                         85                  67
Other                                          256                 191
                                             -----               -----
Total Non-Interest Expense                   1,162                 984

Income Before Federal Income Tax               308                 311
Federal income tax expense                     108                 110
                                             -----               -----
Net Income                                     200                 201
                                             -----               -----
Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising
      during period                              -                  55
    Less: reclassification adjustment for
      gains (losses) included in net income   (107)                  3
                                             -----               -----
Other comprehensive income                    (107)                 58
                                             -----               -----
Comprehensive Income                            93                 259
                                             =====               =====
Per Share Data:
Basic Earnings Per Share                      0.20                0.18
Diluted Earnings Per Share                    0.20                0.18
Dividends Per Share                           0.10                0.00

See accompanying notes.

Eagle BancGroup, Inc.
Consolidated Statements of Cash Flows (unaudited)
(amounts in thousands)

                                            For the Three Months Ended
                                                    March 31,
                                             1999                1998
Cash Flows from Operating Activities
Net income                                    200                 201
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for loan losses                  60                  60
    Provision for depreciation                 88                  76
    Amortization of premiums and discounts
      on investment securities                 25                 (23)
    Gains on securities sold, net               -                   5
    Gains on loans sold, net                 (241)               (237)
    Compensation expense related to
      ESOP shares                              57                  54
    Compensation expense related to
      MDRP shares                              46                  61
    Proceeds from sale of loans
      originated for sale                  17,854              19,691
    Loans originated for sale             (18,098)            (23,121)
    Increase in accrued interest
      receivable                              (30)                (56)
    Increase in accrued interest payable       13                  39
    Decrease in other assets                  110                  12
    (Decrease) increase in other
      liabilities                              (9)                 18
                                           ------              ------
Net cash provided by (used in)
  operating activities                         75              (3,220)

Cash Flows from Investing Activities
Investment securities
  Purchases                                (3,000)             (7,584)
  Proceeds from sales and maturities        5,500               3,000
Mortgage backed securities
  Purchases                                (7,162)             (6,779)
  Proceeds from sales and maturities            -                 781
  Principal collected                       2,985               1,555
Purchase of FHLB stock                          -                 (63)
Principal collected on loans               14,665              18,573
Loans originated, net                     (12,646)            (13,711)
Purchases of premises and equipment           (73)                (76)
                                           ------              ------
Net cash provided by (used in)
  investing activities                        269              (4,304)

Cash Flows from Financing Activities
Increase in savings, demand and NOW
  accounts, net                             3,010               2,450
Decrease in certificate accounts, net          (5)             (1,798)
Proceeds from FHLB advances                     -               9,000
Principal payments on FHLB advances             -              (1,000)
Dividends paid                               (107)                  -
Purchase of treasury stock                   (253)                (10)
                                           ------              ------
Net cash provided by financing activities   2,645               8,642

Increase in cash and cash equivalents       2,989               1,118
Cash and cash equivalents at
  beginning of period                       8,737               5,014
                                           ------              ------
Cash and cash equivalents at
  end of period                            11,726               6,132
                                           ======              ======
See accompanying notes.

Eagle BancGroup, Inc.
Notes to Consolidated Financial Statements

1. Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and therefore do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported, consisting only of normal recurring adjustments, have been included in the accompanying consolidated financial statements. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

2. Earnings Per Share and Dividends

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding of 1,000,698 and 1,094,920 for the three months ended March 31, 1999 and 1998, respectively. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of common shares and common share equivalents outstanding of 1,014,807 and 1,107,838 for the three months ended March 31, 1999 and 1998, respectively. Common share equivalents assume exercise of stock instruments and use of proceeds to purchase treasury stock at the average market price for the period.

The Company has paid dividends at the rate of $.10 per share in each of the last two quarters.

Eagle BancGroup, Inc.
Item 2. Management's Discussion and Analysis

RESULTS OF OPERATIONS

GENERAL: Eagle BancGroup, Inc. (the Company) recorded net income of $200,000, or $.20 per share (basic), in the three months ended March 31, 1999 compared to $201,000, or $.18 per share (basic) in the same period in 1998. Increased net interest income was offset by increased non-interest expense in the first quarter of 1999 compared to the first quarter of 1998 resulting in virtually no change in net income in the two periods.

NET INTEREST INCOME: Net interest income increased to $1,187,000 in the first quarter of 1999 from $1,036,000 in the first quarter of 1998. Interest income increased to $3,157,000 from $3,093,000 and interest expense decreased to $1,970,000 from $2,057,000 in the first quarter of 1999 compared to the same period in 1998. The net interest margin increased to 2.72% from 2.45% and the interest rate spread increased to 2.32% from 1.93% in the first quarter of 1999 from the same period in 1998. The increase in core earnings was the result of the Company's ability to decrease the cost of funds while maintaining the earning asset yield even as interest rates in general declined.

The earning asset yield declined slightly to 7.24% in the first quarter of 1999 from 7.31% in the first quarter of 1998. Average earning assets increased to $176,927,000 in the first quarter of 1999 from $171,648,000 in the same period in 1998. The decline in the earning asset yield relates to both the general decline in interest rates as well as changes in the earning asset mix. Average loans decreased $6,033,000 while average investments increased $11,312,000 comparing the first quarter of 1999 to the first quarter of 1998. The change in the earning asset mix was due to the volume of residential mortgage loans refinanced and subsequently sold with the sale proceeds temporarily reinvested in short-term products. Average residential mortgage loans decreased over $24,000,000 in the first quarter of 1999 from the first quarter of 1998 while commercial and commercial real estate loans increased over $18,000,000 comparing the same periods. The yield on average loans increased from 7.89% in the first quarter of 1998 to 8.13% in the first quarter of 1999 due to the increased proportion of higher yielding commercial and commercial real estate loans.

The yield on average investments decreased to 5.53% in the first quarter of 1999 from 5.87% in the first quarter of 1998 due to the general decline in interest rates and increased overnight and short-term investments, the average balance of which increased almost $4,884,000 in the first quarter of 1999 from the same period in 1998. Average investment securities, primarily mortgage-backed pools, increased
$6,479,000 during the same periods due to an increase in deposit balances.

The cost of funds decreased to 4.92% in the first quarter of 1999 from 5.38% in the first quarter of 1998 due to changes in the deposit mix, a restructuring of the borrowed funds portfolio in 1998 and the general decline in interest rates. Average deposits increased $5,979,000 in the first quarter of 1999 from the same period in 1998 due to demand and savings deposits, the average balance of which increased $8,041,000 during the same periods. The increase in demand and savings deposits relates in part to the opening of the Company's new branch office in Lexington, Illinois late in 1998. The cost of average demand and savings deposits decreased to 2.71% in the first quarter of 1999 from 3.11% in the same period in 1998. The cost of average time deposits also decreased from 5.91% in the first quarter of 1998 to 5.62% in the same period in 1999. Overall, the cost of average total deposits decreased to 4.88% in the first quarter of 1999 from 5.33% in the same period in 1998 due to the decreased cost of both demand and savings deposits and time deposits and the increased ratio of demand and savings deposits to total deposits.

Average borrowed funds increased to $25,000,000 in the first quarter of 1999 from $23,623,000 in the same period in 1998 and the cost decreased to 5.13% from 5.63% during the same periods. The decrease in the cost of average borrowed funds contributed to the decline in the overall cost of funds. Total average interest bearing liabilities increased to $162,496,000 in the first three months of 1999 from $155,140,000 in the first three months of 1998.

All loans contractually past due 90 days or more at March 31, 1999 were classified as non-accrual. Interest income on these loans is recognized only upon cash receipt and no interest income is accrued. At March 31, 1999, loans totaling $130,000 were classified as non-accrual. No interest income has been recognized on these loans in 1999. Interest income of $4,000 would have accrued had the loans not been past due 90 days or more.

PROVISION FOR LOAN LOSS: The provision for loan loss was $60,000 in the first quarter of both 1999 and 1998. The provision is determined as the amount necessary to maintain the allowance for loan losses at a level deemed adequate to absorb estimated future losses inherent in the loan portfolio. In the first three months of 1999, loans totaling $61,000 were charged against the allowance for loan losses and $4,000 was credited to the allowance due to recoveries of loans previously charged off. At March 31, 1999, the allowance for loan losses was $1,018,000, or .88% of total loans, compared to $1,015,000, or .86% of total loans, at December 31, 1998.

NON-INTEREST INCOME: Non-interest income increased to $343,000 in the first three months of 1999 from $319,000 in the first three months of 1998 due to increased fees on deposit accounts and loans. Gains on sales of residential mortgage loans increased to $241,000 in the first quarter of 1999 from $237,000 in the first quarter of 1998 even though proceeds from loan sales decreased from $19,691,000 in the first quarter of 1998 to $17,854,000 in the first quarter of 1999.

NON-INTEREST EXPENSE: Non-interest expense increased to $1,162,000 in the three months ended March 31, 1999 from $984,000 in the same period in 1998 due primarily to increased salaries and employee benefits, occupancy expense and legal expense. Salaries and employee benefits expense increased $62,000 in the first quarter of 1999 from the same period in 1998 due to increased mortgage officer commission expense, increased benefit plan expense due to the Company's increased stock price and other normal increases in employee costs. Occupancy expense increased $33,000 in the first quarter of 1999 from the same period in 1998 due to increased depreciation expense and building and equipment maintenance expenses related to the Lexington branch opening and recent hardware and software upgrades. Legal expense increased $37,000 in the first quarter of 1999 from the same period in 1998 due primarily to non-recurring corporate legal fees.

In addition, data processing expense increased $18,000 in the first quarter of 1999 from the first quarter of 1998 related to the new branch opening, Y2K testing and the increased number of accounts processed. Supplies and postage expense increased a combined $20,000 in the first quarter of 1999 from the first quarter of 1998 due to a special Y2K customer mailing and the new branch opening. As a percentage of average assets, non-interest expense was 2.65% in the first quarter of 1999 compared to 2.54% in the first quarter of 1998.

INCOME TAX EXPENSE: The provision for income taxes was $108,000 in the first quarter of 1999 compared to $110,000 in the same period in 1998. The effective tax rate was 35% in both periods.

FINANCIAL CONDITION

Total assets increased to $182,947,000 at March 31, 1999 from $180,101,000 at December 31, 1998 due to an increase in deposits, which funded and increase in mortgage backed securities. Total mortgage backed securities increased $4,062,000 to $41,306,000 at March 31, 1999 from December 31, 1998 due to both the increase in deposits and funds from residential mortgage loan sales. Net loans decreased $1,567,000 as decreased residential mortgage loan balances were partially offset by increased commercial and commercial real estate loans. Deposits, primarily demand and savings deposits, increased $3,018,000 a March 31, 1999 from December 31, 1998 due in part to the new branch opening.

Stockholders' equity decreased to $19,534,000, or 10.7% of total assets, at March 31, 1999 from $19,697,000, or 10.9% of total assets, at December 31, 1998. The decrease relates to the purchase of additional shares for the treasury, payment of the Company's second dividend and a decrease in accumulated other comprehensive income partially offset by first quarter net income. Book value per share increased to $18.30 at March 31, 1999 from $18.24 at December 31, 1998.

Savings institutions are required to maintain minimum capital levels measured by the following ratios: Risk-based capital to risk weighted assets ratio of 8.00%; Core capital to tangible assets ratio of 3.00%: and Tangible core capital to adjusted tangible assets ratio of 1.50%. The Company's institution subsidiary had ratios of 16.56%, 9.55% and 9.55%, respectively, at March 31, 1999 compared to 16.04%, 9.59% and 9.59%, respectively, at December 31, 1998.

Savings institutions are also required to maintain a minimum 4% liquidity ratio measured as the ratio of cash, cash equivalents, short-term investments and certain long-term investments to deposits and certain borrowed funds. At March 31, 1999 the Company's savings institution subsidiary had a liquidity ratio of 14.13% compared to 14.11% at December 31, 1998.

At March 31, 1999, funds committed for loan originations and loans in process totaled $4,836,000 and unused lines of credit totaled $8,495,000. Cash and cash equivalents, scheduled principal and interest payments on loans, mortgage backed and investment securities, new deposits and borrowed funds are sources of funds used to meet such commitments. Funds are primarily invested in residential mortgage, commercial, commercial real estate and direct consumer loans and mortgage backed and investment securities. Funds are also used for deposit interest payments, maturities and withdrawals.

YEAR 2000 READINESS DISCLOSURE

The Company formulated its initial Y2K compliance plan in September 1997 and has expanded, revised and updated the plan continually since that time. The Office of Thrift Supervision (OTS), the Company's primary regulator, continues to monitor the compliance effort via copies of plan updates and with two on-site inspections, the second of which was during the first quarter of 1999. To date, the OTS has approved the Company's compliance plan and effort.

Specific Y2K compliance actions that occurred in the first quarter of 1999 include: completion of the initial round of software compliance testing on the Company's third party data provider (conducted in accordance with the provider's predetermined testing schedule for all users); continued follow-up contacts to monitor compliance status of third-party software vendors including installation of compliant software upgrades and testing of such systems as allowed and deemed necessary; distribution of a Y2K compliance disclosure to all of the Company's customers; continued development of a comprehensive contingency plan.

The initial round of software compliance testing on the primary third-party data provider was completed in January 1999. A second round of testing began in February 1999. Based on the Company's initial testing and the results from all other users, which were distributed to all users, the Company chose not to participate in the second round of testing. Results from those users that did participate in the second round will be available to the Company when the testing is complete in the second quarter.

Direct costs related to the Y2K compliance effort incurred in the first quarter of 1999 include $5,000 paid to the primary data provider related to the software compliance testing and $5,000 for printing and distribution of the Y2K compliance disclosure to all customers. Additional direct expenses will be incurred in 1999. The Company's third party network consultant may provide additional services at a cost not expected to exceed $25,000. Compliance testing on third-party software providers will be conducted at a cost not expected to exceed $10,000.

The Company has also incurred indirect costs related to the Y2K compliance effort, primarily salaries and benefits for the employees involved with the testing and development of the contingency plan. The Company estimates that approximately $20,000 of salary and benefit expense for the first quarter could be allocated to the Y2K compliance effort. This amount does not represent additional expense, rather a reallocation of expense that would have been incurred even without the Y2K compliance effort. With the completion of the software testing, a lesser amount could be allocated to the Y2K compliance effort in the second quarter of 1999.

In addition to the direct and indirect costs noted, the Company has also invested over $200,000 in the last seven quarters upgrading hardware following conversion to the current primary data provider in August 1997. Included in this total is additional hardware necessary to support new teller and platform software that the Company began using at one office in late 1998 and other offices in the first quarter of 1999. This migration was planned at the time of the initial conversion. While these events have assisted in the Company's compliance effort, the costs involved are not associated with Y2K compliance because the data conversion was necessary due to contractual considerations.

The Y2K problem is extremely complex and potentially impacts any computer process. The Company believes its Y2K compliance effort will be effective. However, since the Company relies on so many third parties for various services, over which the Company has little or no control, no reasonable assurance can be given that the Company will not suffer a Y2K-related service interruption or incur potentially significant unanticipated expenditures that could impact the financial performance of the Company.

This analysis may contain certain forward-looking statements which are based on management's current expectations regarding economic, legislative and regulatory issues that may impact the Company's earnings in future periods. Factors that could cause future results to vary materially from current management expectations include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, real estate values or competition, changes in accounting principles, policies or guidelines, changes in legislation or regulation and other economic, competitive, governmental, regulatory and technical factors affecting the Company's operations, pricing, products and services.


Eagle BancGroup, Inc.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk arises primarily from interest rate risk inherent in the Company's lending, investing, deposit-taking and borrowing activities. The varying levels of sensitivity to changes in market interest rates of the Company's interest-earning assets, primarily loans and investments, and interest-bearing liabilities, primarily deposits and borrowed funds, create market risk. Evaluation of market risk is an integral component of interest rate risk management.

Interest rate risk arises from the impact of changes in interest rates on the Company's assets and liabilities. Successful management of interest rate risk reduces the impact of such changes on the Company's operations. Interest rate risk is managed through the evaluation of the interest rate risk inherent in certain assets and liabilities, and the determination of the appropriate risk level given the Company's business plan, operating environment and capital and liquidity requirements. Interest rate risk management guidelines are reviewed and approved annually by the Board of Directors.

In December 1998, the Office of Thrift Supervision ("OTS") issued Thrift Bulletin #13a ("TB 13a") concerning market risk and interest rate risk management guidelines, primarily through the use of market value analysis. The Company has incorporated the market value analysis approach to interest rate risk measurement in its interest rate risk policy. In addition, interest rate risk is measured and evaluated by use of gap analysis and income simulation analysis.

The market value analysis utilized is produced by the OTS net portfolio value ("NPV") model. Data provided by the Company's thrift subsidiary in various regulatory reports is the primary basis for the NPV model, which generates estimates of the amount of and changes in NPV over a range of interest rate change scenarios. NPV is defined as the difference between incoming and outgoing cash flows from assets, liabilities and certain off-balance sheet contracts. The NPV ratio is the NPV in a scenario divided by the present value of assets in the same scenario.

The guidelines established in the interest rate risk policy include maintaining a minimum 7% NPV ratio under any interest rate shock scenario. At December 31, 1998, the NPV ratio ranged from 8.81% to 10.16% under interest rate shocks ranging from +300 basis points to -300 basis points. The NPV analysis for March 31, 1999 has not been received from the OTS as of this date.

The OTS NPV model is the primary interest rate risk measurement but gap analysis is also used. At March 31, 1999, the Company had a positive one year cumulative gap of $19,775,000 compared to $15,120,000 at December 31, 1998. In general, a positive gap is preferable in periods when interest rates are expected to rise since more interest-earning assets will reprice at higher rates than interest-bearing liabilities.

Gap analysis does have limitations arising from both assumptions utilized in determining the repricing periods of certain assets and liabilities and the uncertainty as to the probable response of assets and liabilities to changes in interest rates. While gap analysis is useful in analyzing the inter-relationship between the repricing of assets and liabilities, the interest sensitivity of the assets and liabilities is not measured. Assumptions used to determine the repricing frequency of demand and savings deposits, which have no stated maturity date, are critical to the effectiveness of the gap calculation.

 The OTS NPV model also has limitations due to the assumption that holdings of interest sensitive assets and liabilities will remain constant in each interest rate shock scenario. In addition, actual changes in market interest rates may not result in the yield and cost changes assumed in the model. As such, the NPV measurements on a specific date should be treated as an analysis of interest rate risk exposure on that date and should not be use to forecast the effect of changes in interest rates on the Company's results of operations.

The Company's interest rate risk strategies include emphasizing the origination of short-term (under 5 years) commercial, commercial real estate and direct consumer loans; selling all fixed-rate residential mortgage loans at origination; classifying all investment securities as available for sale; maintaining a portfolio of primarily adjustable-rate or short-term, fixed-rate investment securities; utilizing medium-term (five to ten year) FHLB advances as a funding alternative; emphasizing lower rate, less interest sensitive demand and savings deposits.

The Company's exposure to market risk is lessened by not holding or using any derivative instruments to manage interest rate risk. In addition, the Company does not maintain a portfolio of trading account securities. At March 31, 1999, the Company did have $4,186,000 in residential mortgage loans held for sale. All loans comprising that amount were previously sold to various secondary market investors and were held for sale only due to the usual delay between the loan closing date and the date funding is received from the investor. The market risk exposure on these loans was not significant.


Eagle BancGroup, Inc.
PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         NONE

Item 2.  Changes in Securities

          NONE

Item 3.  Defaults Upon Senior Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

          NONE

Item 5.  Other Information

          NONE

Item 6.  Exhibits and Reports on Form 8-K

Eagle BancGroup, Inc. filed a report on Form 8-K dated March 2, 1999. The report consisted of a press release issued by Eagle BancGroup, Inc. the same date in which Eagle disclosed that it would undertake a review of strategic alternatives available to maximize shareholder value. Trident Financial Corporation is advising Eagle as part of the review.

There were no financial statements included with the report.

The following exhibits are included herein:

(27) - Financial Data Schedule

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: May 13, 1999                     /S/ Gerald A. Bradley
                                       ---------------------
                                       GERALD A. BRADLEY
                                       Chairman of the Board

DATE: May 13, 1999                     /S/ Donald L. Fernandes
                                       DONALD L. FERNANDES
                                       President and
                                       Chief Executive Officer