Form 10-Q
period 1999-06-30
EAGLE BANCGROUP INC
filed 1999-08-02
CIK 1010856

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

                             FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the period ended June 30, 1999
                  Commission File Number: 000-20739

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

     As of July 28, 1999, there were 1,063,239 shares of the Registrant's Common Stock, par value $.01 per share, outstanding.

PART I--FINANCIAL INFORMATION
Item 1. Financial Statements.

Eagle BancGroup, Inc.
Consolidated Statements of Condition (unaudited)
(amounts in thousands)
                                        June 30, 1999     December 31, 1998
ASSETS
Cash and due from banks                        956                1,084
Fed funds sold and overnight deposits        4,214                7,653
Investment securities                       12,116               11,307
Mortgage backed securities                  39,132               37,244
Federal Home Loan Bank stock                 1,270                1,271
Loans, net                                 117,872              116,551
Premises and equipment                       2,739                2,819
Other assets                                 2,375                2,172
                                           -------              -------
     Total Assets                          180,674              180,101
                                           =======              =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                   135,241              134,091
FHLB advances                               25,000               25,000
Other liabilities                            1,144                1,313
                                           -------              -------
     Total Liabilities                     161,385              160,404
                                           -------              -------
Capital stock                                   13                   13
Paid in capital                             12,531               12,456
Retained earnings                           11,440               11,189
Treasury stock                              (4,074)              (3,817)
Accumulated other comprehensive income        (621)                (144)
                                           -------              -------
     Total Stockholders' Equity             19,289               19,697
                                           -------              -------
     Total Liabilities and
        Stockholders' Equity               180,674              180,101
                                           =======              =======

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

Eagle BancGroup, Inc.
Consolidated Statements of Income (unaudited)
(amounts in thousands except per share data)
                                 For the Three Months     For the Six Months
                                    Ended June 30,          Ended June 30,
                                    1999      1998          1999      1998
Interest income:
  Interest and fees on loans        2,327     2,328         4,659     4,709
  Investment securities and other
    interest earning assets           252       310           493       595
  Mortgage-backed securities          560       408         1,092       786
  Federal funds sold                   28        58            80       107
                                    -----     -----         -----     -----
Total Interest Income               3,167     3,104         6,324     6,197
                                    -----     -----         -----     -----
Interest expense:
  Deposits:
    Passbook                          125       141           249       280
    MMDA and NOW                      102        86           215       157
    Certificates of deposit         1,377     1,515         2,794     3,034
  Borrowings                          319       310           635       638
                                    -----     -----         -----     -----
Total Interest Expense              1,923     2,052         3,893     4,109
                                    -----     -----         -----     -----
Net Interest Income Before
  Provision For Loan Losses         1,244     1,052         2,431     2,088

Provision for loan losses              60        60           120       120
                                    -----     -----         -----     -----
Net Interest Income After
  Provision For Loan Losses         1,184       992         2,311     1,968

Non-interest income:
Gains on loans sold                   201       246           442       483
Other                                 116        87           218       169
                                    -----     -----         -----     -----
Total Non-Interest Income             317       333           660       652

Non-interest expense:
Salaries and employee benefits        748       567         1,378     1,135
Net occupancy expense                 160       138           331       276
Federal deposit insurance premium      20        21            40        41
Data processing expense                82        73           167       140
Other                                 266       201           522       392
                                    -----     -----         -----     -----
Total Non-Interest Expense          1,276     1,000         2,438     1,984

Income Before Federal Income Tax      225       325           533       636
Federal income tax expense            102       123           210       233
                                    -----     -----         -----     -----
Net Income                            123       202           323       403
                                    =====     =====         =====     =====
Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses)
      arising during period          (369)       (2)         (476)       53
    Less: reclassification adjustment
      for (gains) losses included in
      net income                       (1)       (1)           (1)        2
                                    -----     -----         -----     -----
Other comprehensive income           (370)       (3)         (477)       55
                                    -----     -----         -----     -----
Comprehensive Income                 (247)      199          (154)      458
                                    =====     =====         =====     =====
Per Share Data:
Basic Earnings Per Share             0.12      0.19          0.32      0.37
Diluted Earnings Per Share           0.12      0.18          0.32      0.36
Dividends Per Share                  0.10      0.00          0.20      0.00

See accompanying notes.

Eagle BancGroup, Inc.
Consolidated Statements of Cash Flows (unaudited)
(amounts in thousands)

                                            For the Six Months Ended June 30,
                                                   1999          1998
Cash Flows from Operating Activities
Net income                                           323           403
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan loss                         120           120
     Provision for depreciation                      175           154
     Amortization of premiums and discounts on
          investment securities                       86           (63)
     (Gains) losses on securities sold, net           (1)            4
     Gains on loans sold, net                       (442)         (483)
     Compensation expense related to ESOP shares     115           110
     Compensation expense related to MDRP shares     101           117
     Proceeds from sale of loans
       originated for sale                        32,528        39,193
     Loans originated for sale                   (31,315)      (40,453)
     Increase in accrued interest receivable        (129)          (45)
     Increase (decrease) in accrued
       interest payable                                6            (4)
     Decrease in other assets                         44            30
     Decrease in other liabilities                  (164)         (287)
                                                  ------        ------
Net cash provided by (used in)
  operating activities                             1,447        (1,204)

Cash Flows from Investing Activities
Investment securities
     Purchases                                    (8,024)      (15,346)
     Proceeds from sales and maturities            7,019         9,796
Mortgage-backed securities
     Purchases                                    (8,900)       (8,864)
     Proceeds from sales and maturities               -          2,268
     Principal collected                           6,463         3,975
Purchase of FHLB stock                                -            (12)
Principal collected on loans                      32,916        34,900
Loans originated, net                            (35,063)      (27,005)
Purchases of premises and equipment                  (95)         (122)
Purchase of other real estate                         -            (25)
                                                  ------        ------
Net cash used in investing activities             (5,684)         (435)
                                                  ------        ------
Cash Flows from Financing Activities
Increase in savings, demand and NOW accounts, net  2,564         1,741
Decrease in certificate accounts, net             (1,423)       (1,172)
Proceeds from FHLB advances                           -          9,000
Principal payments on FHLB advances                   -         (7,000)
Dividends paid                                      (214)           -
Purchase of treasury stock                          (257)          (14)
                                                  ------        ------
Net cash provided by financing activities            670         2,555
                                                  ------        ------
Increase in cash and cash equivalents             (3,567)          916
Cash and cash equivalents at beginning of period   8,737         5,014
                                                  ------        ------
Cash and cash equivalents at end of period         5,170         5,930
                                                  ======        ======

See accompanying notes.

Eagle BancGroup, Inc.
Notes to Consolidated Financial Statements

1. Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and therefore do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported, consisting only of normal recurring adjustments, have been included in the accompanying consolidated financial statements. Operating results for the six and three months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2. Earnings Per Share and Dividends

Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding of 999,153 and 1,096,075 for the six months ended June 30, 1999 and 1998, respectively, and 997,792 and 1,097,217 for the three months ended June 30, 1999 and 1998, respectively. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of common shares and common share equivalents outstanding of 1,021,829 and 1,115,488 for the six months ended June 30, 1999 and 1998, respectively, and 1,029,020 and 1,123,054 for the three months ended June 30, 1999 and 1998, respectively. Common share equivalents assume exercise of stock instruments and use of proceeds to purchase treasury stock at the average market price for the period.

The Company has paid dividends at the rate of $.10 per share in each of the last three quarters. The agreement and Plan of Merger, dated June 30, 1999, providing for the acquisition of the Company by First Busey Corporation does not permit the Company to pay additional dividend on its common stock. A copy of the Agreement and Plan of Merger is filed as an exhibit to this Form 10-Q.


Eagle BancGroup, Inc.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

GENERAL: Eagle BancGroup, Inc. (the "Company") had net income of $323,000, or $.32 per share (basic), in the first six months of 1999 compared to $403,000, or $.37 per share (basic) in the same period in 1998. In the three months ended June 30, the Company had net income of $123,000, or $.12 per share, in 1999 compared to $202,000, or $.19 per share, in 1998. The decrease in income in 1999 was primarily the result of additional employee benefits expense of $75,000, net of the applicable income tax benefit, related to the termination of the Company's pension plan in June 1999.

NET INTEREST INCOME: Net interest income increased to $2,431,000 in the first six months of 1999 from $2,088,000 in the same period in 1998 and to $1,244,000 in the second quarter of 1999 from $1,052,000 in the same period in 1998. The increase in net interest income was due to improvement in the interest rate spread in 1999 compared to 1998. In the first six months, the interest rate spread was 2.38% in 1999 compared to 1.92% in 1998 while in the second quarter, the interest rate spread was 2.44% in 1999 compared to 1.92% in 1998. In 1999, the Company has reduced the cost of funds while maintaining the earning asset yield resulting in the increase in the interest rate spread and net interest income.

Interest income was $6,324,000 in the first six months of 1999 compared to $6,197,000 in the same period in 1998 and was $3,167,000 in the second quarter of 1999 compared to $3,104,000 in the same period in 1998. Average earning assets increased to $176,740,000 in the first half of 1999 from $171,945,000 in the same period in 1998 and increased to $176,555,000 in the second quarter of 1999 from $172,239,000 in the same period in 1998 which resulted in the increase in interest income in 1999. The composition of earning assets has changed due to the volume of residential mortgage loans originated and sold in 1998 and 1999. Many of the new originations were to refinance loans for existing customers and the result was a decrease in residential mortgage loans in the portfolio. In the first six months of 1999, average loans decreased to $116,220,000 from $120,229,000 in the same period in 1998 while average investments increased to $60,520,000 in the first half of 1999 from $51,716,000 in the same period in 1998.

The earning asset yield was 7.21% in the first half of 1999 compared to 7.27% in the first half of 1998 and was 7.19% in the second quarter of 1999 compared to 7.23% in the same period in 1998. The Company has been able to maintain the earning asset yield by offsetting much of the decrease in residential mortgage loans with commercial and commercial real estate loans that generally earn higher yields. The yield on average loans increased to 8.08% in the first half of 1999 from 7.90% in the same period of 1998. Commercial and commercial real estate loans comprised 24% of average loans in the first half of 1999 compared to 9% in the first half of 1998. The yield on average investments declined to 5.55% in the first half of 1999 from 5.81% in the first half of 1998.

In the second quarter, average loans decreased to $116,052,000 in 1999 from $118,059,00 in 1998 while average investments increased to $60,503,000 in 1999 from $54,180,000 in 1998. The yield on average loans increased to 8.04% in second quarter of 1999 from 7.91% in the same period in 1998 as commercial and commercial real estate loans comprised 25% of the average loans in 1999 compared to 10% in 1998. The yield on average investments decreased to 5.57% in the second quarter of 1999 from 5.75% in the same period in 1998.

Interest expense declined to $3,893,000 in the six months ended June 30, 1999 from $4,109,000 in the same period in 1998 and to $1,923,000 in the second quarter of 1999 from $2,052,000 in the same period in 1998. The decrease in interest expense in 1999 was the result of decreases in the cost of funds even though average interest bearing liabilities increased in 1999 from 1998. The cost of funds decreased to 4.83% in the first half of 1999 from 5.34% in the same period in 1998 and to 4.75% in the second quarter of 1999 from 5.31% in the same period in 1998. The cost of funds decline was due to decreases in rates paid on demand and savings balances in the fourth quarter of 1998, an increase in demand deposits and a restructuring of the borrowings portfolio in 1998.

Average interest bearing liabilities increased to $162,346,000 in the first half of 1999 from $155,067,000 in the same period in 1998. Average deposits, primarily demand deposits, increased from $131,774,000 in the first six months of 1998 to $137,346,000 in the first six months of 1999. As a percentage of average deposits, demand deposits increased to 14% in the first half of 1999 from 9% in the first half of 1998. The cost of average deposits decreased to 4.78% in the first half of 1999 from 5.31% in the first half of 1998. Average borrowed funds were $25,000,000 at a cost of 5.12% in the first half of 1999 compared to $23,293,000 at a cost of 5.52% in the first half of 1998.

In the second quarter, average interest bearing liabilities increased to $162,198,000 in 1999 from $154,995,000 in 1998. Average deposits increased to $137,198,000 in the second quarter of 1999 from $132,028,000 in the same period in 1998 with demand deposits comprising 14% of the total in 1999 and 10% in 1998. The cost of average deposits decreased to 4.69% in the second quarter of 1999 from 5.29% in the same period in 1998. Average borrowed funds increased to $25,000,000 in the second quarter of 1999 from $22,967,000 in the same period in 1998 at costs of 5.12% in 1999 and 5.41% in 1998.

The increase in the interest rate spread also resulted in an increase in the net interest margin, defined as net interest income divided by average earning assets. In the first half, the net interest margin increased to 2.77% in 1999 from 2.45% in 1998 and in the second quarter, the net interest margin increased to 2.83% in 1999 from 2.45% in 1998.

Loans totaling $262,000 were contractually past due 90 days or more at June 30, 1999 and were classified as non-accrual. Interest income is recognized only upon cash receipt, and no interest income is accrued on such loans. In the first half of 1999, cash interest payments of $12,000 on these loans was included in interest income. Additional interest income of $6,000 would have accrued had the loans not been contractually past due 90 days or more.

PROVISION FOR LOAN LOSS: In the first six months of both 1999 and 1998, the provision for loan loss was $120,000 and in the second quarter of both 1999 and 1998, the provision for loan loss was $60,000. The provision is determined as the amount necessary to maintain the allowance for loan losses at a level deemed adequate to absorb estimated future losses inherent in the loan portfolio. Management evaluates the adequacy of the allowance for loan losses quarterly. The allowance for loan losses was $1,043,000, or .88% of total loans, at June 30, 1999 compared to $1,015,000, or .86% of total loans, at December 31, 1998. In the first six months of 1999, loans totaling $102,000 were charged against the reserve and $11,000 was credited to the allowance due to recoveries of loans previously charged off.

NON-INTEREST INCOME: In the first six months of 1999, non-interest income was $660,000 compared to $652,000 in the same period in 1998. Gains on sales of residential mortgage loans decreased to $442,000 in the first half of 1999 from $483,000 in the same period in 1998 as proceeds from sales of residential mortgage loans decreased to $32,528,000 in the first half of 1999 from $39,193,000 in the same period in 1998. Other non-interest income increased to $218,000 in the first half of 1999 from $169,000 in the same period in 1998 due primarily to servicing fees on loans sold, other miscellaneous loan fees and deposit account service charges.

Non-interest income decreased to $317,000 in the second quarter of 1999 from $333,000 in the same period in 1998 as gains on residential mortgage loans sales declined to $201,000 in 1999 from $246,000 in 1998. Proceeds from residential mortgage loan sales declined from $19,502,000 in the second quarter of 1998 to $14,674,000 in the same period in 1999. Partially offsetting the decline in gains were increased servicing fees on loans sold, miscellaneous loan fees and deposit account service charges as other non-interest income increased to $116,000 in the second quarter of 1999 from $87,000 in the same period in 1998.

NON-INTEREST EXPENSE: Non-interest expense increased to $2,438,000 in the first half of 1999 from $1,984,000 in the same period in 1998 due in part to the $112,000 additional employee benefits expense related to termination of the Company's pension plan in June 1999. The pension plan was terminated in March 1998 but the final IRS determination letter was not received until May 1999. Due to the length of time between the termination and the final IRS determination, certain actuarial assumptions used in calculating the participants termination benefits changed dramatically. A decrease in interest rates used in the calculations was primarily responsible for the increase in total benefits. The total termination benefits then exceeded plan assets available to fund the benefits and an additional contribution was necessary to fully fund the plan. Salaries and employee benefits expense increased to $1,378,000 in the first half of 1999 from $1,135,000 in the same period in 1998 due primarily to the pension expense adjustment. In addition, salaries and employee benefits expense of approximately $70,000 related to the new staff at the branch opened in Lexington in December 1998 was incurred in the first half of 1999. The remainder of the increase in salaries and employee benefits in the first six months of 1999 from the same period in 1998 was due to normal increases in employee costs.

Other non-interest expense increased to $522,000 in the first six months of 1999 from $392,000 in the same period in 1998 due primarily to corporate professional fees, which increased $85,000 in 1999 over 1998. Office supplies expense increased $22,000 in the first half of 1999 from the first half of 1998 due to the branch opening and the increase in demand deposit accounts. Postage expense increased $15,000 in the first six months of 1999 from the same period in 1998 due to the increased number of accounts and a special Y2K informational mailing sent to all customers in 1999. Net occupancy expense increased to $331,000 in the first half of 1999 from $276,000 in the same period in 1998 due to the branch opening and depreciation and maintenance expense related to recent hardware and software upgrades. Data processing expense increased to $167,000 in the first six months of 1999 from $140,000 in the same period in 1998 due primarily to Y2K testing fees charged by the Company's primary data provider and the increased number of accounts processed.

In the second quarter, non-interest expense increased to $1,276,000 in 1999 from $1,000,000 in 1998 due primarily to salaries and benefits expense, which increased to $748,000 in 1999 from $567,000 in 1998. The increase in salaries and employee benefits relates primarily to the $112,000 in additional pension expense and also due to staff added at the new branch and normal increases in employee costs in the second quarter of 1999 compared to the same period in 1998. Other non-interest expense increased to $266,000 in the second quarter of 1999 from $201,000 in the second quarter of 1998 due primarily to corporate professional fees, which increased $48,000 in 1999. Supplies and postage expense also increased in the second quarter of 1999 compared to the same period in 1998. Net occupancy expense increased to $160,000 in the second quarter of 1999 from $138,000 in the second quarter of 1998 due to the branch opening and increased depreciation and maintenance related to recent hardware and software upgrades.

INCOME TAX EXPENSE: The provision for income taxes decreased to $210,000 in the first six months of 1999 from $233,000 in the first six months of 1998 and to $102,000 in the second quarter of 1999 from $123,000 in the second quarter of 1998 due to the decrease in income before income tax in 1999 from 1998. The effective tax rate increased to 39% in the first half of 1999 from 37% in the first half of 1998 and to 45% in the second quarter of 1999 from 38% in the second quarter of 1998.

FINANCIAL CONDITION

Total assets increased to $180,674,000 at June 30, 1999 from $180,101,000 at December 31, 1998. Net loans increased to $117,872,000 and investment and mortgage-backed securities increased to $51,248,000 at June 30, 1999 from $116,551,000 and $48,551,000, respectively, at December 31, 1998. These increases were funded by an increase in deposits to $135,241,000 at June 30, 1999 from $134,091,000 at December 31, 1998 and a decrease in cash and cash equivalents to $5,170,000 at June 30, 1999 from $8,737,000 at December 31, 1998. The increase in loans is due to originations of commercial, commercial real estate and direct consumer loans partially offset by decreased residential mortgage loans. The increase in deposits, primarily demand accounts, relates in part to the new branch opening.

Stockholders' equity decreased to $19,289,000, or 10.7% of total assets, at June 30, 1999 from $19,697,000, or 10.9% of total assets, at December 31, 1998. The decline relates to a decrease in accumulated other comprehensive income, the purchase of additional shares for the treasury and the payment of dividends partially offset by 1999 year to date net income. Book value per share decreased to $18.07 per share at June 30, 1999 from $18.24 at December 31, 1998.

Savings institutions are required to maintain minimum capital levels measured by the following ratios: Risk-based capital to risk weighted assets ratio of 8.00%; Core capital to tangible assets ratio of 3.00% and Tangible core capital to adjusted tangible assets ratio of 1.50%. The Company's savings institution subsidiary had ratios of 15.56%, 9.23% and 9.23%, respectively, as of June 30, 1999 compared to 15.56%, 9.25% and 9.25%, respectively, at December 31, 1998.

Savings institution are also required to maintain a minimum 4% liquidity ratio measured as the ratio of cash, cash equivalents, short-term investments and certain long-term investments to deposits and certain borrowed funds. At June 30, 1999, the Company's savings institution subsidiary had a liquidity ratio of 13.05% compared to 14.11% at December 31, 1998.

At June 30, 1999, funds committed for loan originations and loans in process totaled $1,267,000 and unused lines of credit totaled $9,755,000. Cash and cash equivalents, scheduled principal and interest payments on loans, mortgage-backed and investment securities, new deposits and borrowed funds are sources of fundsused to meet such commitments. Funds are primarily invested in residential mortgage, commercial, commercial real estate and direct consumer loans and mortgage-backed and investment securities. Funds are also used for deposit interest payments, maturities and withdrawals.

YEAR 2000 READINESS DISCLOSURE

The Company formulated its initial Y2K compliance plan in September 1997 and has expanded, revised and updated the plan continually since that time. The Office of Thrift Supervision ("OTS"), the Company's primary regulator, continues to monitor the compliance effort via copies of plan updates and with on-site inspections, including one in the first quarter of 1999. Another on-site inspection is scheduled for July 1999.

Specific Y2K compliance actions that occurred in the second quarter of 1999 include: continued follow-up contacts to monitor compliance of third-party software vendors including installation of vendor certified compliant software upgrades and testing of such systems as allowed and deemed necessary; continued development of a comprehensive contingency plan; and contracting with the Company's primary data provider for business continuity services and hotsite availability if needed in January 2000.

Software compliance testing on the primary data provider was completed in the first quarter of 1999 with no significant Y2K problems noted by the Company or other users. Testing results from each user were shared with all other users by the vendor. A second round of testing was available to all users following review of the first round results, but the Company chose not to participate. Results of the second round of testing were reviewed with no adverse results noted.

The business continuity services contracted for include interactive loan and deposit trial balance databases that can be utilized on the Company's hardware (which has previously been certified as Y2K compliant). Daily updates, the ability to enter debits and credits and ACH reporting are also included in the service. The hotsite availability service reserves a daily time slot for the Company to input transactions at a remote facility in the event communications between the Company and the provider are interrupted.

Direct costs related to the Y2K compliance effort incurred in the second quarter of 1999 include $2,000 paid to the primary data provider for the final share of the software compliance testing fees. An additional $8,000 will be paid to the provider in the third quarter for the business continuity and hotsite availability services previously contracted for. The Company's third party network consultant may provide additional services at a cost not expected to exceed $25,000 and compliance testing on other third-party software providers may be conducted at a cost not expected to exceed $10,000.

The Company has also incurred indirect costs related to the Y2K compliance effort, primarily salaries and benefits for the employees involved with the various testing procedures and with development of the contingency plan. The Company estimates that approximately $10,000 of salary and benefit expense could be allocated to the Y2K compliance effort for the second quarter of 1999. This amount does not represent additional expense, rather a reallocation of expense that would have been incurred even without the Y2K compliance effort.
A similar amount of salary and benefit expense could likely be allocated to the Y2K compliance effort for the third quarter of 1999, but, as with previous quarters,salary and benefit expense is not expected to increase solely due to the Y2K compliance effort.

In addition to the direct and indirect costs noted, the Company has also invested over $220,000 upgrading hardware since conversion to the current primary data provider in August 1997. Included in this total is additional hardware necessary to support new teller and platform software that the Company migrated to from December 1998 through March 1999 as planned at the time of the conversion. While these events have assisted in the Company's Y2K compliance effort, the costs involved are not associated with Y2K compliance because the data provider conversion was necessary due to contractual considerations.

The Y2K problem is extremely complex and potentially impacts any computer process. The Company believes its Y2K compliance program will be effective. However, since the Company relies on so many third parties for various services, over which the Company has little or no control, no reasonable assurance can be given that the Company will not suffer a Y2K-related service interruption or incur potentially significant unanticipated expenditures that could impact the financial performance of the Company.

This analysis may contain certain forward looking statements which are based on management's current expectations regarding economic, legislative and regulatory issues that may impact the Company's earnings in future periods. Factors that could cause future results to vary materially from current management expectations include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, real estate values or competition, changes in accounting principles, policies or guidelines, changes in legislation or regulation and other economic, competitive, governmental, regulatory and technical factors affecting the Company's operations, pricing, products and services.

Eagle BancGroup, Inc.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Market risk faced by the Company arises primarily from interest rate risk inherent in the Company's lending, investing, deposit-taking and borrowing activities. The varying levels of sensitivity to changes in market interest rates of the Company's interest-earning assets, primarily loans and investments, and interest-bearing liabilities, primarily deposits and borrowed funds, create market risk. Evaluation of market risk is an integral component of the Company's interest rate risk management.

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

In December 1998, the OTS issued Thrift Bulletin #13a ("TB 13a") concerning market risk and interest rate risk management guidelines, primarily through the use of market value analysis. The Company has incorporated the market value analysis approach to interest rate risk measurement in its interest rate risk policy. In addition, interest rate risk is measured and evaluated by use of gap analysis and income simulation analysis.

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

The guidelines established in the interest rate risk policy include maintaining a minimum 7% NPV ratio under any interest rate shock scenario. At March 31, 1998, the NPV ratio ranged from 9.73% to 10.54% under interest rate shocks ranging from +300 basis points to -300 basis points. The NPV analysis for June 30, 1999 has not been received from the OTS as of this date.

The OTS NPV model is the primary interest rate risk measurement but gap analysis is also used. At June 30, 1999, the Company had a positive one year cumulative gap of $14,910,000 compared to $15,120,000 at December 31, 1998. In general, a positive gap is preferable in periods when interest rates are expected to rise since more interest-earning assets will reprice at higher rates than interest-bearing liabilities.

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

The Company's interest rate risk strategies include emphasizing the origination of short-term (under 5 years) commercial, commercial real estate and direct consumer loans; selling all fixed-rate residential mortgage loans at origination; classifying all investment securities as available for sale; maintaining a portfolio of primarily adjustable-rate or short-term, fixed-rate investment securities; utilizing medium-term (five to ten year) FHLB advances as a funding alternative; and emphasizing lower rate, less interest sensitive demand and savings deposits.

The Company's exposure to market risk is lessened by not holding or using any derivative instruments to manage interest rate risk. In addition, the Company does not maintain a portfolio of trading account securities. At June 30, 1999, the Company did have $2,929,000 in residential mortgage loans held for sale. All loans comprising that amount were previously sold to various secondary market investors and were held for sale only due to the usual delay between the loan closing date and the date funding is received from the investors. The market risk exposure on these loans was not significant.

Eagle BancGroup, Inc.
PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         NONE

Item 2.  Changes in Securities or Use of Proceeds.

          NONE

Item 3.  Defaults Upon Senior Securities.

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders.

(a) The Company held its annual meeting on April 21, 1999.

(b) The following directors were elected to a three-year term (expiring in 2002):

  		Robert P. Dole
  		Louis F. Ulbrich

   Directors whose term in office continued after the meeting are as follows:

 		 Gerald A. Bradley, William J. Hanfland  (terms expire in 2000)
	  	Donald L. Fernandes, Steven J. Wannemacher, David L. Wampler
 			(terms expire in 2001)

(c)  The voting results of the director elections were as follows:

     A total of 849,343 shares, representing 79.4% of total outstanding shares, were present in person or by proxy at the meeting. Each director received 834,843 votes for election, representing 98.3% of votes cast, and 14,500 votes to withhold election, representing 1.7% of votes cast. There were no abstentions.

     No other matters were submitted to a vote of shareholders.

(d)  Not applicable

Item 5.  Other Information.

          NONE

Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits:

The following exhibits are included herein:

     (2) - Agreement and Plan of Merger, dated as of June 30, 1999, by and among First Busey Corporation, FBC Acquisition Corp. and Eagle BancGroup, Inc.

     (27) - Financial Data Schedule

 (b)   Reports on Form 8-K:

     NONE

                                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATE:  July 30, 1999                Eagle BancGroup, Inc.
                                          (registrant)

                                     By:  /s/ Donald L. Fernandes
                                          -----------------------
                                          DONALD L. FERNANDES
                                          President and Chief Executive Officer
                                          (Principal Financial Officer)

                         EXHIBIT INDEX

Exhibit     Description                                       Page
   2        Agreement and Plan of Merger By and Among
            First Busey Corporation, FBC Acquisition Corp.
            And Eagle BancGroup, Inc.
            Dated as of June 30, 1999                          18


   27       Financial Data Schedule